Form 10-Q
period 1996-03-31
CALIFORNIA INDEPENDENT BANCORP
filed 1996-05-14
CIK 948976

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC. 20549


(Mark One)
( X  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES
                                           EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------
                                          OR
(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

For the transition period from _______________________to_____________________.

Commission File Number 0-26552
                       -------

                            CALIFORNIA INDEPENDENT BANCORP
                         ---------------------------------
                (Exact name of registrant as specified in its charter)

              CALIFORNIA                                   68-0349947
               ----------                                   ----------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification Number)

                    1005 STAFFORD WAY, YUBA CITY, CALIFORNIA 95991
                 ----------------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (916) 674-4444
                                 -----------------
                 (Registrant's telephone number, including area code)

                                         N/A
                                       -------
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                No
   -----                  -----

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
    Class                                        March 31, 1996
     -----                                        --------------
    Common stock, no par value                   1,451,278 Shares

This report contains a total of   15  PAGES
                                 ----------

                            PART I- FINANCIAL INFORMATION


ITEM 1                                                                  PAGE

CALIFORNIA INDEPENDENT BANCORP AND
SUBSIDIARIES FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS                                          3

     CONSOLIDATED STATEMENTS OF INCOME FOR THREE MONTHS                   4

     CONSOLIDATED STATEMENTS OF CASH FLOWS                                5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           6

ITEM 2

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL                        7-14
CONDITION AND RESULTS OF OPERATIONS


                              PART II- OTHER INFORMATION

ITEM 3


SIGNATURES                                                               15

                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                               MARCH 31           DECEMBER 31,
                                                 1996                 1995
                                            ---------------       ------------
ASSETS
Cash and due from banks                           $   16,280      $     17,963
Federal funds sold                                    33,600            30,000
                                            ----------------      ------------
    Total Cash and Equivalents                        49,880            47,963
Investment securities:
  Available-for-sale securities, at
  fair value                                           4,795             5,890
  Held-to-maturity securities, at
    amortized cost (fair value of
    $18,364 and $22,132 respecttively)                17,969            21,538

Loans:
  Commercial                                          66,946            74,355
  Consumer                                             3,162             2,815
  Real Estate-mortgage                                29,367            28,288
  Real Estate-construction                            20,152            18,048
  Other                                               13,796             4,738
                                            ----------------      ------------
    Total loans                                      133,423           128,244
Less allowance for possible loan losses               (3,959)           (3,911)
                                            ----------------      ------------
    Net Loans                                        129,464           124,333

Premises and equipment, net                            6,488             6,394
Accrued interest receivable and other
assets                                                 6,342             8,458
                                            ----------------      ------------
                                                      12,830            14,852

TOTAL ASSETS                                      $  214,938      $    214,576
                                            ----------------      ------------
                                            ----------------      ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand, non-interest bearing                    $   39,685      $     43,827
  Demand, interest bearing                            29,202            27,315
Savings and Money Market                              62,243            61,291
Time certificates                                     61,873            60,863
                                            ----------------      ------------
  Total deposits                                     193,003           193,296

Accrued interest payable and other
liabilities                                            2,430             2,405
                                            ----------------      ------------
TOTAL LIABILITIES                                    195,433           195,701
Shareholders' equity:
Common stock, no par value; 20,000,000
  shares authorized; 1,451,278 and
  1,446,888 shares issued and
  outstanding at March 31, 1996 and at
  December 31, 1995, respectively                      8,217             8,163
Retained earnings                                     11,315            10,687
Net unrealized gains (losses) on available-
  for-sale securities                                    (27)               25
                                            ----------------      ------------

Total shareholders' equity                            19,505            18,875
                                            ----------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                             $ 214,938      $    214,576
                                            ----------------      ------------
                                            ----------------      ------------


See accompanying notes to consolidated financial statements

                   CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)




                                                                    Three months        Three months
                                                                       ended                ended
                                                                   March 31, 1996      March 31, 1995
                                                                   ----------------------------------
Interest income:
  Interest and fees on loans                                         $     3,758         $     3,709
  Interest on investment securities                                          506                 527
  Interest on federal funds sold                                             559                 143
                                                                   -------------       -------------
    Total interest income                                                  4,823               4,379
                                                                   -------------       -------------
Interest expense:
  Demand, interest bearing                                                   247                 224
  Savings                                                                    602                 553
  Time certificates                                                          890                 613
  Other                                                                        7                   4
                                                                   -------------       -------------
    Total interest expense                                                 1,746               1,394
                                                                   -------------       -------------
    Net interest income                                                    3,077               2,985
Provision for possible loan losses                                           (60)               (245)
                                                                   -------------       -------------
Net interest income after provision for possible loan losses               3,017               2,740
                                                                   -------------       -------------

Other income:
  Service charges                                                            208                 202
  Net gain (loss on securities transactions)                                   4                 (13)
  Other                                                                      426                 168
                                                                   -------------       -------------
    Total other income                                                       638                 357
                                                                   -------------       -------------

Other expenses:
  Salaries and benefits                                                    1,245               1,027
  Occupancy                                                                  141                 129
  Equipment                                                                  210                 184
  Other operating expenses                                                   750                 747
                                                                   -------------       -------------
    Total other expenses                                                   2,346               2,087

Earnings before income taxes                                               1,309               1,010
Income taxes                                                                 522                 396
                                                                   -------------       -------------

Net Income                                                           $       787         $       614
                                                                   -------------       -------------
                                                                   -------------       -------------

Primary earnings per share                                           $      0.54         $      0.49
                                                                   -------------       -------------
                                                                   -------------       -------------

Weighted average shares outstanding                                    1,451,278           1,243,350
                                                                   -------------       -------------
                                                                   -------------       -------------

Fully Diluted:
  Earnings per share                                                 $      0.47         $      0.42
                                                                   -------------       -------------
  Weighted average shares outstanding                                  1,673,398           1,471,095
                                                                   -------------       -------------
Cash dividend paid per share of common stock                         $      0.11         $      0.11
                                                                   -------------       -------------


See accompanying notes to consolidated financial statements

                   CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995
                                     (UNAUDITED)
                                    (IN THOUSANDS)


                                                                 MARCH 31            MARCH 31
                                                                   1996                1995
                                                              -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $       787         $       614
Adjustments to reconcile net income to net cash provided
 by operating activities-
  Depreciation and amortization                                        142                 112
  Provision for possible loan losses                                    60                 245
  Provision for deferred taxes                                      (1,043)             (1,050)
(Increase) decrease in assets-
  Interest receivable                                               (1,079)               (275)
  Other assets                                                       4,449                 666
Increase (decrease) in liabilities-
  Interest payable                                                    (297)                196
  Other liabilities                                                    323                  (8)
                                                              ------------        ------------
    Net cash provided by operating activities                        3,342                 500

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans                                    (5,190)              5,171
Purchase of investments                                             (1,082)             (9,716)
Proceeds from Maturity of HTM Securities                             3,673               8,713
Proceeds from sales of AFS Securities                                2,054                 120
Proceeds from sales of other real estate owned                           0                 (35)
Purchases of premises and equipment                                   (482)               (111)
                                                              ------------        ------------
    Net cash used for investing activities                          (1,027)              4,142

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest bearing deposits                        (4,103)            (11,016)
Net increase in interest bearing deposits                            3,849               5,294
Cash dividends                                                        (159)               (150)
Stock options exercised                                                 54                   7
Cash paid in lieu of fractional shares                                   0                   0
                                                              ------------        ------------
     Net cash provided by financing activities                        (359)             (5,865)

NET INCREASE(DECREASE)                                               1,956              (1,223)
                                                              ------------        ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      47,963              22,579
                                                              ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            49,919              21,356
                                                              ------------        ------------
                                                              ------------        ------------


                   CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (UNAUDITED)



NOTE 1 -  BASIS OF PRESENTATION

    In the opinion of the Company, the unaudited consolidated financial statements, prepared on the accrual basis of accounting, contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company and subsidiaries at March 31, 1996 and December 31, 1995 and the results of its operations for the periods ended March 31, 1996 and 1995.

    Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year ending December 31, 1996.

NOTE 2 -  CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Feather River State Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

    It should be noted that all March 31,1995  figures  are those of Feather
    River State Bank only.   California Independent Bancorp was formed on May
    2, 1995.

NOTE 3 -  LOANS TO DIRECTORS

    In the ordinary course of business, the Company makes loans to directors of the company, which on March 31, 1996 amounted to a total of approximately $5,757,636.

NOTE 4 -  COMMITMENTS & CONTINGENT LIABILITIES

    In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and letters of credit which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

NOTE 5 -  NET INCOME PER SHARE

    Net Income per share is computed using the weighted average number of shares of common stock outstanding (as adjusted retroactively to reflect the 5% stock dividend paid on July 14, 1995).


NOTE 6 -  CASH DIVIDENDS
    The Bancorp paid an eleven cents per share dividend in February 1996.

                   CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                        MANAGEMENT DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS


Net income for the three months ended March 31, 1996 was $787,000 or $0.54 per share compared to $614,000 or $0.49 per share during the same period in 1995, representing an increase in net income of 28.2%.

These increases in net income are due mainly to a combination of an increase in net interest margin which resulted from rising interest rates in which the Company's earning assets have repriced faster than its deposits, and an increase in net loans outstanding. In addition the Company had a substantial decrease in the allocation for loan loss reserves.

Outstanding net loans were $129,464,000, on March 31, 1996 compared to $124,333,000 at December 31, 1995 an increase of $5,131,000 or 4.1%.

The Company's investment portfolio at March 31, 1996 was $22,764,000 or 10.59% of total assets, a decline from $27,428,000 or 12.78% at December 31, 1995 as the Company invested additional monies in Federal Funds Sold (overnight investments with other banks) which were yielding a higher interest rate than 5-year U.S. Treasury securities. At March 31, 1996 Federal Funds Sold were $33,600,000 as compared to $30,000,000 at December 31, 1995, reflecting not only the shift of funds described above that otherwise would have been placed in investment securities but also the Company's intention to increase deposits for liqudity purposes to fund loans during the Company's peak agricultural lending period which usually occurs in the third quarter of each year.

The total deposits of March 31, 1996 were $193,003,000, compared to $193,296,000 at December 31, 1995. During the first quarter of 1996 demand deposits decreased from $43,827,000 at December 31, 1995 to $39,685,000 at March 31, 1996. The Company attributes this decrease of $4,142,000 or 9.5% in demand deposits to depositors shifting their funds into interest bearing deposits with the institution.

The total loan to deposit ratio was at 69.1% at March 31, 1996, compared to 66.3% at December 31, 1995. This increase is the result of normal lending cycles of agricultural loans and the purchase of leases.


LOANS


Outstanding total loans at March 31, 1996 were $133,423,000, an increase of $5,179,000 or 4.0% over year end 1995.

This increase primarily represents the purchase of $5,004,000 in leases from another financial institution. The leases are structured in pools of approximately $1,000,000. Each pool contains approximately 40 to 60 commercial and industrial equipment leases (average individual lease size is about $20,000). To mitigate risk, the leases are diversified by size, industry, type of equipment and location. Feather River State Bank has committed to purchase a total of $10,000,000 of lease pools from the institution. The remainder of the lease purchases will occur during the second quarter of 1996. The Financial institution is a volume producer of equipment leases and structures similar transactions with a number of California independent banks.

In addition to the purchase of the leases there has been an increase in both Loans to farmers and Real Estate construction loans.

Loans to farmers are reported under "Commercial Loans" in the consolidated balance sheet, and these loans traditionally have peak outstandings at harvest time in July of each year, followed by a low point in outstanding balances around November-December.

Real Estate construction loans generally increase substantially in the spring and summer months as the weather and the buyers market improves each year.

The company lends primarily to small and medium sized businesses, farmers and consumers within its market area, which is comprised principally of Sutter, Yuba, Colusa, Yolo, Butte and Sacramento counties in the northern end of the Central Valley of California.

During the first quarter of 1996 the Company elected to close the SBA loan production center. The decision to close this office was a result of the competion from major SBA lenders who had preferred lender status. This status allowed the competition to approve loans without going directly to SBA, while Feather River State Bank as a certified lender had to submit all loans for approval to SBA. The delay in the approval process resulted in losing many loans to the competition.


LOAN QUALITY

The Company places loans on nonaccrual status when they are 90 days past due as to interest and principal, unless the loan is well secured and in the process of collection.

The following table summarizes the composition of non-performing loans as of March 31, 1996, December 31, 1995 and March 31, 1995.


                                  March 31       December 31,        March 31
                                    1996             1995              1995
                                  -------------------------------------------
Accruing loans past due
90 days or more
          Commerical               $     11        $     18          $    489
          Consumer                        -               -                 -
          Real Estate                     -               -                 -
          Leases                         81              42                12
                                  -------------------------------------------
Total                              $     92        $     60          $    501
                                  -------------------------------------------

Nonaccrual loans
          Commercial                  1,579             137                96
          Consumer                        -               -                 -
          Real Estate                   156             156             1,179
                                  -------------------------------------------
Total                                 1,735             293             1,275
                                  -------------------------------------------

Total Nonperforming
Loans                              $  1,827        $    353          $  1,776
                                  -------------------------------------------
                                  -------------------------------------------


During the first quarter of 1996, nonaccrual loans increased substantially compared to December 31, 1995 due to the transfer to two large agricultural credit relationships to nonaccrual status. Both of these loans were to valley farmers who suffered sigificant farming losses due to adverse weather and other conditions. The Bank has been in the process of negotiating liqidations on both accounts. Based upon the value of the remaining collateral, it appears that one of the loan relationships will be fully paid off by January 1, 1997 and the other should be significantly reduced by July 1, 1996. Some loss exposure exists on both accounts. However, management feels that this can be minimized through prudent collection activity.

In addition to the above, the Company holds Real Estate properties as "Other Real Estate Owned" (OREO) recorded at $965,135 at March 31, 1996. In all cases the amount recorded on the books is the lesser of the loan balance or the fair market value obtained from a current appraisal. Therefore any identified losses have already been recognized.

Inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan extended and the creditworthiness of the borrower. To reflect the estimated risks of loss associated with its loan portfolio, provisions are made to the Bank's allowance for possible loan losses. As an integral part of this process, the allowance for possible loan losses is subject to review and possible adjustment as a result of regulatory examinations conducted by governmental agencies and through Management's assessment of risk.

The Bank uses the allowance method in providing for possible loan losses. Loan losses are charged to the allowance for possible loan losses and recoveries are credited to it.

Management believes that the total allowance for loan losses is adequate and continues to be maintained at a level above the Bank's peer group. While Management uses available information to provide for loan losses, future additions to the allowance may be necessary based on changes in economic conditions.

The allowance for loan losses at March 31, 1996 was $3,959,000 an increase from $3,911,000 at year-end 1995, and is equal to 2.97% of the Bank's outstanding loans at March 31, 1996.

Additions to the allowance for loan losses are made by provisions for possible loan losses. The provision for possible loan losses is charged to operating expense and is based upon past loan loss experience and estimates of potential losses which, in Management's judgment, deserve current recognition. Other factors considered by Management include growth, composition and overall quality of the loan portfolio, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Actual losses may vary from current estimates. The estimates are reviewed periodically, and adjustments, as necessary, are charged to operations in the period in which they become known.

For the three months ended March 31, 1996, the Bank charged-off $43,110 and recovered $31,354. The majority of the charge-offs were in connection with one agricultural loan in which the Bank accepted a discounted payoff.

                                 RESULTS OF OPERATIONS

                          Three months ended March 31, 1996
                                    compared with
                          Three months ended March 31, 1995



Net income for the three months ended March 31, 1996 was $787,000 as compared to the March 31,1995 figure of $614,000 an increase of 28.2%.

The increase in net income for the three month period ended March 31, 1996 was largely due to an increase of $92,000 in net interest income and by a decrease in the provisions for loan losses of $185,000. In addition the Company's other income increased by $281,000 during the first quarter of 1996 as compared to the same quarter of 1995. This increase is the result of the gain on the sale of SBA loans. The increases in income were partially offset by an increase of $352,000 in interest expense for the first quarter of 1996 over 1995.

The yield on average earning assets for the three month period ended March 31, 1996 compared to the same periods in 1995 are set forth in the following table (in thousands except for percentages):

                           Three months ended     Three months ended
                             March 31, 1996         March 31, 1995

Average loans                       $   143,930             $   131,121
  outstanding
Average yields                           12.21%                  11.09%
Amount of interest
  & fees earned                     $     4,393             $     3,635
Average prime rate                        8.77%                   7.50%



       A large portion of the Company's loan portfolio is based upon the Bank's reference rate, adjusted on a daily basis so that rate changes have an immediate effect on the loan interest yield. The Bank's reference rate closely tracks the prime rate.

Rates and amounts paid on average deposits, including non-interest bearing deposits for the three and nine month periods ended March 31, 1996 compared to the same periods in 1995 are set forth in the following table (in thousands except for percentages):

                                Three months ended     Three months ended
                                  March 31, 1996         March 31, 1995

Average deposits                    $  192,453              $  170,219
  outstanding
Average rates paid                        3.61%                   3.27%
Amount of interest
  paid or accrued                   $    1,739              $    1,390

Provisions for possible loan losses for the three months ended March 31, 1996 were $60,000 and for the three months ended March 31, 1995 were $245,000. This represents a decrease of $185,000 or 75.5%. The substantial decrease is a result of management's strategy to bring the total loan loss reserves up to a level equal to 3% of total loans outstanding. This goal was met by year end 1995, therefore the allocation was decreased beginning with the first quarter of 1996.

On March 31, 1996 total reserves for loan losses equaled 2.97% of total loans as compared to March 31, 1995 which was 2.71%.

Charge-offs exceeded recoveries by $12,000 and $139,000 for the three month periods ended March 31, 1996 and 1995 respectively.


The following tables summarize the principal elements of operating expenses and disclose the increases (decreases) and percent of increases (decreases) for the three months ended March 31,1996 and 1995 (amounts in thousands except for percentages):

                        Three months ended March 31        Increase (Decrease)
                                                             1996 over 1995
                             1996           1995            Amount Percentage


Salaries and benefits    $    1,245     $     1,027         $  218     21.23%
Occupancy                       141             129             12      9.30%
Equipment                       210             184             26     14.13%
Advertising and promotion       104              66             38     57.58%
Stationery and supplies          68              51             17     33.33%
Regulatory assessments            7              98            (91)   -92.86%
Other operating expenses        571             532             39      7.33%
                          --------------------------         ------------------
  Total other expenses   $    2,346     $     2,087         $  259     12.41%
                          --------------------------         ------------------
                          --------------------------         ------------------

The increases in salaries and benefits resulted from normal salary increases and increased staffing for the Chico Loan Production Office.

The Company employed 139 full time equivalent employees on March 31, 1996, compared to 140 on December 31, 1995 and 132 on March 31, 1995.

The increase in occupancy and equipment expense over 1995 is attributable to the purchase and remodeling of a new building for our Marysville branch which opened in the second quarter of 1996. In addition, the Company purchased Automated Teller Machines, ATM's, for each of their six branches.

The increase of $38,000 during the first quarter of 1996 over 1995 in advertising and promotion is primarily due to the Company's committment to continued advertising in the market area's it serves. The Company had a substantial decrease of $91,000 in Regulatory Assessments in the first quarter of 1996 as compared to the same period in 1995 due to a significant reduction in FDIC Insurance Assessments. Applicable income taxes for the three month period ended March 31, 1996 and March 31, 1995 were $522,000 and $396,000 respectively, and increase of $126,000 or 31.8% due to increased income.

The Company's effective tax rate for the three months ended March 31, 1996 and 1995 were 39.6% and 39.2% respectively.



LIQUIDITY

During the first quarter of the year the bank tends to have sufficient liquidity. The Bank's seasonal agricultural loan demand tends to challenge the Bank's liquidity position beginning with the second quarter and continuing into the third quarter of each year. The Bank's liquid assets consist of cash and due from banks, federal funds sold and investment securities with maturities of one year or less (exclusive of pledged securities). Also, SBA and mortgage loans are readily marketable and may be available for sale for the Bank's short-term liquidity needs.

In addition, the Bank has formal and informal borrowing arrangements with the Federal Reserve Bank and its correspondent bank to meet unforeseen deposit outflows or loan funding demands. During 1995, the Bank was able to attract enough deposits so that these lines were not used. As of March 31, 1996 and December 31, 1995 the bank had no balances outstanding on these lines.

The Bank has also entered into an agreement with Lehman Brothers for a short term loan secured by U.S. Government and Agency Obligations in the Bank's investment portfolio, in order to fund any liquidity needs not met by other sources of funding as warranted by loan demand.


CAPITAL RESOURCES

The Company has sustained its growth in capital through profit retention, net of cash dividends paid out to shareholders.

On March 31, 1996 total shareholders equity has increased by $630,000 primarily via retained earnings, and stood at $19,505,000.

On December 31, 1995 total shareholders equity was $18,875,000.

The Company is subject to capital adequacy guidelines issued by Federal Regulators. These guidelines are intended to reflect the degree of risk associated with both on- and off-balance sheet items.

Financial institutions are expected to comply with a minimum ratio of qualifying total capital to risk-weighted assets of 8%, at least half of which must to be in Tier 1 Capital.

In addition, federal agencies have adopted a minimum leverage ratio of Tier 1 Capital to total assets of 4% which is intended to supplement risk based capital requirements and to ensure that all financial institutions continue to maintain a minimum level of core capital.

As can be seen by the following table, the Company exceeded all regulatory capital ratios on March 31, 1996 and on December 31, 1995:

RISK BASED CAPITAL RATIO
AS OF MARCH 31, 1996
- -------------------------------------------------------------------------------
                                           Company                  Bank
(Dollars in thousands)               Amount      Ratio       Amount     Ratio
- -------------------------------------------------------------------------------

Tier 1 Capital                     $ 19,505      11.80%     $ 19,413    11.75%
Tier 1 Capital minimum
  requirement                         6,613       4.00%        6,609     4.00%
                                  ---------------------------------------------
    Excess                         $ 12,892       7.80%     $ 12,804     7.75%
                                  ---------------------------------------------
                                  ---------------------------------------------
Total Capital                        22,918      13.86%       22,826    13.81%
Total Capital minimum
  requirement                        13,226       8.00%       13,219     8.00%
                                  ---------------------------------------------
    Excess                         $  9,692       5.86%     $  9,607     5.81%
                                  ---------------------------------------------
Risk-adjusted assets               $165,324                 $165,232
                                   --------                 --------
                                   --------                 --------

LEVERAGE CAPITAL RATIO

Tier 1 Capital to quarterly        $ 19,505       9.12%     $ 19,413     9.07%
  average total assets
Minimum leverage requirement          8,557       4.00%        8,561     4.00%
                                  ---------------------------------------------
Excess                             $ 10,948       5.12%     $ 10,852     5.07%
                                  ---------------------------------------------
                                  ---------------------------------------------
Total Quarterly average assets     $213,926                 $214,027
                                   --------                 --------
                                   --------                 --------



RISK BASED CAPITAL RATIO
AS OF DECEMBER 31, 1995
- -------------------------------------------------------------------------------
                                          Company                  Bank
(Dollars in thousands)              Amount       Ratio       Amount     Ratio
- -------------------------------------------------------------------------------
Tier 1 Capital                    $ 18,875      11.17%     $ 18,753    11.10%
Tier 1 Capital minimum
  requirement                        6,759       4.00%        6,755     4.00%
                                  ---------------------------------------------
    Excess                        $ 12,116       7.17%     $ 11,998     7.10%
                                  ---------------------------------------------
Total Capital                       22,087      13.07%       22,085    13.08%
Total Capital minimum
  requirement                       13,518       8.00%       13,510     8.00%
                                  ---------------------------------------------
    Excess                        $  8,569       5.07%     $  8,575     5.08%
                                  ---------------------------------------------
Risk-adjusted assets              $168,969                 $168,875
                                  ---------                ---------
                                  ---------                ---------

LEVERAGE CAPITAL RATIO

Tier 1 Capital to quarterly       $ 18,875       9.00%     $ 18,753     8.95%
  average total asset
Minimum leverage requirement         8,385       4.00%        8,380     4.00%
                                  ---------------------------------------------
Excess                            $ 10,490       5.00%     $ 10,373     4.95%
                                  ---------------------------------------------
                                  ---------------------------------------------
Total Quarterly average assets    $209,624                 $209,496
                                  ---------                ---------
                                  ---------                ---------

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date   May 6, 1996                 /S/   Robert J. Mulder
      -----------------------       ---------------------------------
                                   Robert J. Mulder
                                   President/CEO

Date   May 6, 1996                 /S/  Annette Bertolini
      -----------------------       ---------------------------------
                                   Annette Bertolini
                                   Chief Financial Officer