Form 10-Q
period 1996-06-30
CALIFORNIA INDEPENDENT BANCORP
filed 1996-08-12
CIK 948976

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC. 20549


(Mark One)
( X  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES
              EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996
                                          OR
(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the transition period from ________________________to______________________

Commission File Number 0-26552

                            CALIFORNIA INDEPENDENT BANCORP
                            ------------------------------
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

                                    (916) 674-4444
                 (Registrant's telephone number, including area code)

                                         N/A
           (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes       X                No
                               ------                 ------

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
    Class                                        June 30, 1996
    -----                                        -------------
    Common stock, no par value                   1,451,278 Shares

This report contains a total of   16  pages
                                  ---------

                            PART I- FINANCIAL INFORMATION


ITEM 1                                                                    PAGE

CALIFORNIA INDEPENDENT BANCORP AND
SUBSIDIARIES FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS                                            3

     CONSOLIDATED STATEMENTS OF INCOME FOR THREE MONTHS                     4

      CONSOLIDATED STATEMENTS OF INCOME FOR SIX MONTHS                      5

      CONSOLIDATED STATEMENTS OF CASH FLOWS                                 6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             7

ITEM 2

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL                           8-15
CONDITION AND RESULTS OF OPERATIONS


                              PART II- OTHER INFORMATION

ITEM 3


SIGNATURES                                                                 16

                   CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                             JUNE 30        DECEMBER 31,
                                                                               1996             1995
                                                                          ----------         ----------
ASSETS
Cash and due from banks                                                   $   16,243         $   17,963
Federal funds sold                                                             4,700             30,000
                                                                          ----------         ----------
    Total Cash and Equivalents                                                20,943             47,963
Investment securities:
  Available-for-sale securities, at fair value                                 5,693              5,890
  Held-to-maturity securities, at amortized cost
    (fair value of $17,370 and $22,132 respectively)                          17,102             21,538

Loans:
  Commercial                                                                  92,433             74,355
  Consumer                                                                     3,188              2,815
  Real Estate-mortgage                                                        26,088             28,288
  Real Estate-construction                                                    21,380             18,048
  Other                                                                       21,302              4,738
                                                                          ----------         ----------
    Total loans                                                              164,391            128,244
  Less allowance for possible loan losses                                     (4,026)            (3,911)
                                                                          ----------         ----------
    Net Loans                                                                160,365            124,333

Premises and equipment, net                                                    6,855              6,394
Accrued interest receivable and other assets                                   7,009              8,458
                                                                          ----------         ----------
                                                                              13,864             14,852

TOTAL ASSETS                                                              $  217,967         $  214,576
                                                                          ----------         ----------
                                                                          ----------         ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand, non-interest bearing                                            $   40,520         $   43,827
  Demand, interest bearing                                                    27,174             27,315
Savings and Money Market                                                      61,851             61,291
Time certificates                                                             65,929             60,863
                                                                          ----------         ----------
    Total deposits                                                           195,474            193,296

Accrued interest payable and other liabilities                                 2,405              2,405
                                                                          ----------         ----------

TOTAL LIABILITIES                                                            197,879            195,701
Shareholders' equity:
Common stock, no par value; 20,000,000 shares authorized;
  1,451,278 and 1,446,888 shares issued and outstanding at
  June 30, 1996 and at December 31, 1995, respectively                         8,217              8,163
Retained earnings                                                             11,943             10,687
Net unrealized gains (losses) on available-for-sale securities                   (72)                25
                                                                          ----------         ----------

Total shareholders' equity                                                    20,088             18,875
                                                                          ----------         ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $  217,967         $  214,576
                                                                          ----------         ----------
                                                                          ----------         ----------

See accompanying notes to consolidated financial statements

                   CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                       THREE MONTHS       THREE MONTHS
                                                                           ENDED              ENDED
                                                                       JUNE 30, 1996      JUNE 30, 1995
                                                                     ------------------------------------
Interest income:
  Interest and fees on loans                                           $       4,190       $      4,118
  Interest on investment securities                                              415                577
  Interest on federal funds sold                                                 262                 78
                                                                    ----------------    ----------------
    Total interest income                                                      4,867              4,773
                                                                    ----------------    ----------------
Interest expense:
  Demand, interest bearing                                                       248                239
  Savings                                                                        601                582
  Time certificates                                                              889                728
  Other                                                                            5                  5
                                                                    ----------------    ----------------
    Total interest expense                                                     1,743              1,554
                                                                    ----------------    ----------------
    Net interest income                                                        3,124              3,219
Provision for possible loan losses                                              (40)               (255)
                                                                    ----------------    ----------------
Net interest income after provision for possible loan losses                   3,084              2,964
                                                                    ----------------    ----------------

Other income:
  Service charges                                                                275                220
  Net gain (loss on securities transactions)                                       -                  -
  Other                                                                          315                202
                                                                    ----------------    ----------------
    Total other income                                                           590                422
                                                                    ----------------    ----------------

Other expenses:
  Salaries and benefits                                                        1,177              1,113
  Occupancy                                                                      137                143
  Equipment                                                                      256                196
  Other operating expenses                                                       791                765
                                                                    ----------------    ----------------
    Total other expenses                                                       2,361              2,217

Earnings before income taxes                                                   1,313              1,169
Income taxes                                                                     526                462

Net Income                                                             $         787       $        707
                                                                    ----------------    ----------------
                                                                    ----------------    ----------------

Primary earnings per share                                             $        0.54       $       0.52
                                                                    ----------------    ----------------
                                                                    ----------------    ----------------

Weighted average shares outstanding                                        1,451,278          1,361,879
                                                                    ----------------    ----------------
                                                                    ----------------    ----------------

Fully Diluted:
  Earnings per share                                                   $        0.47       $       0.44
                                                                    ----------------    ----------------
  Weighted average shares outstanding                                      1,690,960          1,591,755
                                                                    ----------------    ----------------
Cash dividend paid per share of common stock                           $        0.11       $       0.11
                                                                    ----------------    ----------------

See accompanying notes to consolidated financial statements

                   CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                       SIX MONTHS          SIX MONTHS
                                                                          ENDED               ENDED
                                                                      JUNE 30, 1996       JUNE 30, 1995
                                                                     ------------------------------------
Interest income:
  Interest and fees on loans                                           $       7,948      $       7,827
  Interest on investment securities                                              921              1,104
  Interest on federal funds sold                                                 821                221
                                                                    ----------------   -----------------
    Total interest income                                                      9,690              9,152
                                                                    ----------------   -----------------
Interest expense:
  Demand, interest bearing                                                       495                463
  Savings                                                                      1,203              1,135
  Time certificates                                                            1,779              1,341
  Other                                                                           12                  9
                                                                    ----------------   -----------------
    Total interest expense                                                     3,489              2,948
                                                                    ----------------   -----------------
    Net interest income                                                        6,201              6,204
Provision for possible loan losses                                              (100)              (500)
                                                                    ----------------   -----------------
Net interest income after provision for possible loan losses                   6,101              5,704
                                                                    ----------------   -----------------

Other income:
  Service charges                                                                483                422
  Net gain (loss on securities transactions)                                       4                (13)
  Other                                                                          741                370
                                                                    ----------------   -----------------
    Total other income                                                         1,228                779
                                                                    ----------------   -----------------

Other expenses:
  Salaries and benefits                                                        2,422              2,140
  Occupancy                                                                      278                272
  Equipment                                                                      466                380
  Advertising and promotion                                                      214                147
  Other operating expenses                                                     1,327              1,365
                                                                    ----------------   -----------------
    Total other expenses                                                       4,707              4,304

Earnings before income taxes                                                   2,622              2,179

Income taxes                                                                   1,048                858
                                                                    ----------------   -----------------

Net Income                                                             $       1,574      $       1,321
                                                                    ----------------   -----------------
                                                                    ----------------   -----------------

Primary earnings per share                                             $        1.08      $        0.97
                                                                    ----------------   -----------------
                                                                    ----------------   -----------------

Weighted average shares outstanding                                        1,451,278          1,361,841
                                                                    ----------------   -----------------
                                                                    ----------------   -----------------

Fully Diluted:
  Earnings per share                                                   $        0.94      $        0.83
                                                                    ----------------   -----------------
  Weighted average shares outstanding                                      1,673,398          1,590,646
                                                                    ----------------   -----------------

Cash dividend paid per share of common stock                           $        0.22      $        0.22
                                                                    ----------------   -----------------

See accompanying notes to consolidated financial statements

                   CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                     (UNAUDITED)
                                    (IN THOUSANDS)

                                                                         JUNE 30            JUNE 30
                                                                           1996               1995
                                                                     ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $       1,574      $       1,321
Adjustments to reconcile net income to net cash provided
 by operating activities-
  Depreciation and amortization                                                  371                341
  Provision for possible loan losses                                             100                500
  Provision for deferred taxes                                                (1,079)            (1,014)
(Increase) decrease in assets-
  Interest receivable                                                         (1,664)            (1,416)
  Other assets                                                                 3,226                524
Increase (decrease) in liabilities-
  Interest payable                                                              (243)               392
  Other liabilities                                                              242              2,563
                                                                     ---------------    ---------------
    Net cash provided by operating activities                                  2,527              3,211

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans                                             (35,937)           (10,422)
Purchase of investments                                                       (2,028)           (11,602)
Proceeds from Maturity of HTM Securities                                       4,495              6,852
Proceeds from Maturities/Calls of AFS Securities                               2,166              3,690
Proceeds from sales of other real estate owned                                     0               (332)
Purchases of premises and equipment                                             (156)              (295)
                                                                     ---------------    ---------------
    Net cash used for investing activities                                   (31,460)           (12,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest bearing deposits                                  (3,307)            (9,107)
Net increase in interest bearing deposits                                      5,484              6,045
Cash dividends                                                                  (318)              (450)
Stock options exercised                                                           54                  7
Cash paid in lieu of fractional shares                                             0                  0
                                                                     ---------------    ---------------
     Net cash provided by financing activities                                 1,913            (3,505)

NET INCREASE(DECREASE)                                                       (27,020)           (12,403)
                                                                     ---------------    ---------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                47,963             22,579
                                                                     ---------------    ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      20,943             10,176
                                                                     ---------------    ---------------
                                                                     ---------------    ---------------

See accompanying notes to consolidated financial statements

                   CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (UNAUDITED)



NOTE 1 -  BASIS OF PRESENTATION

         In the opinion of the Company, the unaudited consolidated financial statements, prepared on the accrual basis of accounting, contain all adjustments ( consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company and subsidiaries at June 30, 1996 and December 31, 1995 and the results of its operations for the periods ended June 30, 1996 and 1995.

         Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year ending December 31, 1996.

NOTE 2 -  CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Feather River State Bank. All material intercompany accounts and transactions have been eliminated in consolidation.


NOTE 3 -  LOANS TO DIRECTORS

         In the ordinary course of business, the Company makes loans to directors of the company, which on June 30, 1996 amounted to a total of approximately $5,987,228.

NOTE 4 -  COMMITMENTS & CONTINGENT LIABILITIES

         In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and letters of credit which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

NOTE 5 -  NET INCOME PER SHARE

         Net Income per share is computed using the weighted average number of shares of common stock outstanding ( as adjusted retroactively to reflect the 5% stock dividend paid on July 14, 1995).


NOTE 6 -  CASH DIVIDENDS
         The Bancorp paid an eleven cents per share dividend in February 1996 and May 1996.

                   CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                        MANAGEMENT DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS


Net income for the six months ended June 30, 1996 was $1,574,000 or $1.08 per share compared to $1,321,000 or $0.97 per share during the same period in 1995, representing an increase in net income of 19.2%.

These increases in net income are due mainly to a combination of an increase in net interest margin which resulted from rising interest rates in which the Company's earning assets have repriced faster than its deposits, and an increase in net loans outstanding. In addition the Company had a substantial decrease in the allocation for loan loss reserves and an increase in Other Operating Income. The increase in Other Operating Income was primarily due to an increase in Real Estate Brokered Loan Fees.

Outstanding net loans were $160,365,000, on June 30, 1996 compared to $124,333,000 at December 31, 1995 an increase of $36,032,000 or 29.0%.

The Company's investment portfolio at June 30, 1996 was $22,795,000 or 10.5% of total assets, a decline from $27,428,000 or 12.78% at December 31, 1995 as the Company recognized a substantial increase in loans therefore shifting assets
from investments to loans.   At June 30, 1996 Federal Funds Sold were $4,700,000
as compared to $30,000,000 at December 31, 1995, reflecting a shift of funds to loans as described above.

The total deposits of June 30, 1996 were $195,474,000, compared to $193,296,000 at December 31, 1995. During the first half of 1996 demand deposits decreased from $43,827,000 at December 31, 1995 to $40,520,000 at June 30, 1996. The
Company attributes this decrease of $3,307,000 or 7.5% in demand deposits to depositors shifting their funds into interest bearing deposits with the institution.

The total loan to deposit ratio was at 84.1% at June 30, 1996, compared to 66.3% at December 31, 1995. This increase is the result of normal lending cycles of agricultural loans, real estate loans and the purchase of leases.


LOANS


Outstanding total loans at June 30, 1996 were $164,391,000, an increase of $36,147,000 or 28.2% over year end 1995.

This increase primarily represents the purchase of $15,000,000 in leases from other financial institutions. A majority of the leases are structured in pools of approximately $1,000,000. Each pool contains approximately 40 to 60 commercial and industrial equipment leases (average individual lease size is about $20,000). To mitigate risk, the leases are diversified by size, industry, type of equipment and location. The Financial institutions are volume producers of equipment leases and structures similar transactions with a number of California independent banks.

In addition to the purchase of the leases there has been an increase in both Loans to farmers and Real Estate construction loans. Real Estate construction loans were $21,380,000 at June 30, 1996 an increase of

$3,332,000 or 18.5% over December 31, 1995. Commercial Loans increased $18,078,000 or 24.3% between the periods of December 31, 1995 and June 30, 1996.

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

During the first quarter of 1996 the Company elected to close the SBA loan production center. The decision to close this office was a result of the competition from major SBA lenders who had preferred lender status. This status allowed the competition to approve loans without going directly to SBA, while Feather River State Bank as a certified lender had to submit all loans for approval to SBA. The delay in the approval process resulted in losing many loans to the competition.


LOAN QUALITY

The Company places loans on nonaccrual status when they are 90 days past due as to interest and principal, unless the loan is well secured and in the process of collection.

The following table summarizes the composition of non-performing loans as of June 30, 1996, December 31, 1995 and June 30, 1995.


                                June 30        December     June 30
                                                  31
                                  1996           1995         1995
                              -----------------------------------------


Accruing loans past due
90 days or more
           Commerical         $     161      $      18     $      60
           Consumer                   -              -             -
           Real Estate                -              -           368
           Leases                    35             42             0
                              -----------------------------------------
Total                         $     196      $      60     $     428
                              -----------------------------------------

Nonaccrual loans
           Commercial               990            137           903
           Consumer                   -              -             -
           Real Estate               79            156           252
                              -----------------------------------------
Total                             1,069            293         1,155
                              -----------------------------------------

Total Nonperforming
Loans                         $   1,265      $     353    $    1,583
                              -----------------------------------------
                              -----------------------------------------

During the first half of 1996, nonaccrual loans increased substantially compared to December 31, 1995 due to the transfer to two large agricultural credit relationships to nonaccrual status. Both of these loans were to valley farmers who suffered significant farming losses due to adverse weather and other conditions. The Bank has been in the process of negotiating liquidation's on both accounts. Based upon the value of the remaining collateral, it appears that one of the loan relationships will be fully paid off by January 1, 1997 and the other should be significantly reduced by July 1, 1996. Some loss exposure exists on both accounts. However, management feels that this can be minimized through prudent collection activity.

In addition to the above, the Company holds Real Estate properties as "Other Real Estate Owned" (OREO) recorded at $1,121,000 at June 30, 1996. In all cases the amount recorded on the books is the lesser of the loan balance or the fair market value obtained from a current appraisal. Therefore any identified losses have already been recognized.

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

The allowance for loan losses at June 30, 1996 was $4,026,000 an increase from $3,911,000 at year-end 1995, and is equal to 2.45% of the Bank's outstanding loans at June 30, 1996.

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

For the six months ended June 30, 1996, the Bank charged-off $45,110 and recovered $59,600. The majority of the charge-offs were in connection with one agricultural loan in which the Bank accepted a discounted payoff.

                                RESULTS OF OPERATIONS
                                ---------------------

                       Three and Six months ended June 30, 1996
                                    compared with
                       Three and Six months ended June 30, 1995



Net income for the three months ended June 30, 1996 was $787,000 as compared to the June 30, 1995 figure of $707,000 an increase of 11.3%. Net income for the six months ended June 30, 1996 was $1,574,000 as compared to the June 30,1995 figure of $1,321,000 an increase of 19.2%.

The increase in net income for the three and six month period ended June 30, 1996 was largely due to a decrease in the provisions for loan losses of $215,000 or 84.3% for the three month period and $400,000 or 80.0% for the six month period. The substantial decrease is a result of management's strategy to bring the total loan loss reserves up to a level equal to 3% of total loans outstanding. This goal was met by year end 1995, therefore the allocation was decreased beginning with the first quarter of 1996.

For the three month period ending June 30, 1996 recoveries to the Provision for Loan Losses were $28,467 and charge-offs were $2,000. Recoveries exceeded Charge-offs by $15,000 and Charge-offs exceeded Recoveries by $79,000 for the six month periods ended June 30, 1996 and 1995 respectively.

In addition the Company's other income increased by $168,000 during the three month period ending June 30, 1996 and $449,000 during the first half of 1996 as compared to the same periods of 1995. This increase primarily is the result of an increase in Real Estate Brokered Loan fees which were $219,790 at June 30, 1996 as compared to $65,470 in June 1995, an increase of $154,320. In addition the Company recognized a gain of $60,000 and $81,000 on the sale of SBA loans during the three and six month periods ending June 30, 1996. The increases in income were partially offset by an increase of $189,000 and $541,000 in interest expense for the three and six month periods of 1996 over 1995. The increase in interest expense is the result in a shift of funds by customers from non-interest bearing deposits to interest bearing deposits and rising interest rates in the second quarter of 1996.

The yield on average earning assets for the three and six month period ended June 30, 1996 compared to the same periods in 1995 are set forth in the following table (in thousands except for percentages):


                       Three months      Three months      Six months     Six months ended
                           ended             ended
                      June 30, 1996     June 30, 1995     June 30, 1996     June 30, 1995
Average loans
  outstanding           $ 149,529          $ 130,476        $ 149,529         $ 130,476
Average yields              11.21%             12.62%           10.63%            12.00%
Amount of interest
  & fees earned         $   4,190          $   4,118        $   7,949         $   7,827
Average prime
rate                         8.25%              9.00%            8.29%             8.92%


A large portion of the Company's loan portfolio is based upon the Bank's reference rate, adjusted on a daily basis so that rate changes have an immediate effect on the loan interest yield. The Bank's reference rate closely tracks the prime rate.

Rates and amounts paid on average deposits, including non-interest bearing deposits for the three and six month periods ended June 30, 1996 compared to the same periods in 1995 are set forth in the following table (in thousands except for percentages):


                        Three months ended   Three months ended   Six months ended   Six months ended
                         June 30, 1996         June 30, 1995       June 30, 1996      June 30, 1995
Average deposits
  outstanding             $ 191,775            $ 169,924           $ 192,107           $ 170,062
Average rates paid             3.64%                3.66%               3.62%               3.46%
Amount of interest
  paid or accrued          $   1,743            $   1,554           $   3,477          $   2,939


The following tables summarize the principal elements of operating expenses and disclose the increases (decreases) and percent of increases (decreases) for the three and six months ended June 30,1996 and 1995 (amounts in thousands except for percentages):

                                   Three months ended June 30                    Increase (Decrease)
                                                                                   1996 over 1995
                                    1996               1995                    Amount     Percentage
Salaries and benefits           $     1,177        $     1,113                 $   64          5.75%
Occupancy                               137                143                    (6)         (4.20%)
Equipment                               256                196                     60         30.61%
Advertising and promotion               101                 81                     20         24.69%
Other operating expenses                690                684                      6          0.88%
                               -------------------------------                ----------------------
  Total other expenses          $     2,361        $     2,217                 $  144          6.50%
                               -------------------------------                ----------------------
                               -------------------------------                ----------------------





                                    Six months ended June 30                     Increase (Decrease)
                                                                                   1996 over 1995
                                    1996               1995                    Amount     Percentage

Salaries and benefits           $     2,422        $     2,140                 $  282         13.18%
Occupancy                               278                272                      6          2.21%
Equipment                               466                380                     86         22.63%
Advertising and promotion               214                147                     67         45.58%
Other operating expenses              1,327              1,365                    (38)        (2.78%)
                               -------------------------------                ----------------------
  Total other expenses          $     4,707        $     4,304                 $  403          9.36%
                               ---------------------------------------------------------------------
                               ---------------------------------------------------------------------


The increases in salaries and benefits resulted from normal salary increases and increased staffing for the Chico Loan Production Office. In addition additional staff has been added to the new office location in Marysville, California. This office has recognized a substantial increase in deposits due to the announcement of mergers and closures of two major financial institutions.

The Company employed 148 full time equivalent employees on June 30, 1996, compared to 140 on December 31, 1995 and 133 on June 30, 1995.

The increase in occupancy and equipment expense over 1995 is attributable to the purchase and remodeling of a new building for our Marysville branch which opened in the second quarter of 1996. In addition, the Company purchased Automated Teller Machines, ATM's, for each of their six branches.

The increase of $20,000 during the three month period ending June 30, 1996 and $67,000 during the six month period ending June 30, 1996 over 1995 in advertising and promotion is primarily due to the Company's commitment to continued advertising in the market area's it serves. The Company had a substantial decrease in Regulatory Assessments in the first half of 1996 as compared to the same period in 1995 due to a significant reduction in FDIC Insurance Assessments.

Applicable income taxes for the three month period ending June 30, 1996 and June 30, 1995 were $526,000 and $462,000 respectively. For the six month period ended June 30, 1996 and June 30, 1995 income taxes were $1,048,000 and $858,000 respectively, an increase of $190,000 or 22.1% due to increased income.

The Company's effective tax rate for the three month period ending June 30, 1996 and 1995 were 40.06% and 39.52% respectively. For the six months ended June 30, 1996 and 1995 the tax rates were 39.97% and 39.38% respectively.



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

In addition, the Bank has formal and informal borrowing arrangements with the Federal Reserve Bank and its correspondent bank to meet unforeseen deposit outflows or loan funding demands. During 1995, the Bank was able to attract enough deposits so that these lines were not used. As of June 30, 1996 and December 31, 1995 the bank had no balances outstanding on these lines.

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

On June 30, 1996 total shareholders equity has increased by $1,213,000 primarily via retained earnings, and stood at $20,088,000.

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

As can be seen by the following table, the Company exceeded all regulatory capital ratios on June 30, 1996 and on December 31, 1995:


RISK BASED CAPITAL RATIO
AS OF JUNE 30, 1996
- ------------------------------------------------------------------------------
                                        Company                  Bank
(Dollars in thousands)            Amount       Ratio      Amount       Ratio
- ------------------------------------------------------------------------------

Tier 1 Capital                   $ 20,088      11.14%    $ 19,961      11.07%
Tier 1 Capital minimum
  requirement                       7,214       4.00%       7,211       4.00%
                                 ---------------------------------------------
    Excess                       $ 12,874       7.14%    $ 12,750       7.07%
                                 ---------------------------------------------
                                 ---------------------------------------------
Total Capital                      23,269      12.90%      23,142      12.84%
Total Capital minimum
  requirement                      14,429       8.00%      14,422       8.00%
                                 ---------------------------------------------
    Excess                       $  8,840       4.90%    $  8,720       4.84%
                                 ---------------------------------------------
Risk-adjusted assets             $180,360                $180,281
                                 ---------               ---------
                                 ---------               ---------

LEVERAGE CAPITAL RATIO

Tier 1 Capital to quarterly
  average total assets           $ 20,081       9.37%    $ 19,947       9.32%
Minimum leverage requirement        8,572       4.00%       8,567       4.00%
                                 ---------------------------------------------
Excess                           $ 11,509       5.37%    $ 11,380       5.32%
                                 ---------------------------------------------
                                 ---------------------------------------------
Total Quarterly average assets   $214,309                $214,183
                                 ---------               ---------
                                 ---------               ---------

RISK BASED CAPITAL RATIO
AS OF DECEMBER 31, 1995
- ------------------------------------------------------------------------------
                                         Company                  Bank
(Dollars in thousands)            Amount        Ratio      Amount       Ratio
- ------------------------------------------------------------------------------

Tier 1 Capital                   $ 18,875      11.17%    $ 18,753      11.10%
Tier 1 Capital minimum
  requirement                       6,759       4.00%       6,755       4.00%
                                ----------------------------------------------
    Excess                       $ 12,116       7.17%    $ 11,998       7.10%
                                ----------------------------------------------
                                ----------------------------------------------
Total Capital                      22,087      13.07%      22,085      13.08%
Total Capital minimum
  requirement                      13,518       8.00%      13,510       8.00%
                                ----------------------------------------------
    Excess                       $  8,569       5.07%    $  8,575       5.08%
                                ----------------------------------------------
Risk-adjusted assets             $168,969                $168,875
                                ----------              ----------
                                ----------              ----------

LEVERAGE CAPITAL RATIO

Tier 1 Capital to quarterly
  average total assets           $ 18,875       9.00%    $ 18,753       8.95%
Minimum leverage requirement        8,385       4.00%       8,380       4.00%
                                ----------------------------------------------
Excess                           $ 10,490       5.00%    $ 10,373       4.95%
                                ----------------------------------------------
                                ----------------------------------------------
Total Quarterly average assets   $209,624                $209,496
                                ----------              ----------
                                ----------              ----------

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date   August 6, 1996                  /S/
       ----------------------------     ------------------------------
                                       Robert J. Mulder
                                       President/CEO

Date   August 6, 1996                  /S/
       ----------------------------     ------------------------------
                                       Annette Bertolini
                                       Chief Financial Officer