Form 10-Q
period 1996-09-30
CALIFORNIA INDEPENDENT BANCORP
filed 1996-11-08
CIK 948976

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC. 20549


(Mark One)
( X  )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES
               EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996
                                          OR
(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

For the transition period from _______________________to_______________________.

Commission File Number   0-26552
                         -------

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

                                    (916) 674-4444
                                    --------------
                 (Registrant's telephone number, including area code)

                                         N/A
                                         ---
           (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X              No
     ---                 ---

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
     Class                                   September 30, 1996
     -----                                   ------------------
     Common stock, no par value              1,536,696 Shares

This report contains a total of    17 PAGES
                                   ---------

                            PART I - FINANCIAL INFORMATION


ITEM 1                                                                  PAGE

CALIFORNIA INDEPENDENT BANCORP AND
SUBSIDIARIES FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEETS                                   3

            CONSOLIDATED STATEMENTS OF INCOME FOR THREE MONTHS            4

            CONSOLIDATED STATEMENTS OF INCOME FOR NINE MONTHS             5

            CONSOLIDATED STATEMENTS OF CASH FLOWS                         6

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    7

ITEM 2

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL                          8-16
CONDITION AND RESULTS OF OPERATIONS


PART II- OTHER INFORMATION

ITEM 3


SIGNATURES                                                               17

                   CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                          1996              1995
                                                                       -------------     ------------
ASSETS
Cash and due from banks                                                   $ 12,415        $ 17,963
Federal funds sold                                                          27,700          30,000
                                                                          --------        --------

    Total Cash and Equivalents                                              40,115          47,963
Investment securities:
  Available-for-sale securities, at fair value                               5,694           5,890
  Held-to-maturity securities, at amortized cost
    (fair value of $17,727 and $22,132 respectively)                        17,468          21,538
Loans:
  Commercial                                                                84,067          74,355
  Consumer                                                                   2,986           2,815
  Real Estate-mortgage                                                      25,794          28,288
  Real Estate-construction                                                  25,080          18,048
  Other                                                                     21,610           4,738
                                                                          --------        --------
    Total loans                                                            159,537         128,244
  Less allowance for possible loan losses                                  (3,838)          (3,911)
                                                                          --------        --------
    Net Loans                                                              155,699         124,333
Premises and equipment, net                                                  6,741           6,394
Accrued interest receivable and other assets                                 6,873           8,458
                                                                          --------        --------
                                                                            13,614          14,852
                                                                          --------        --------
TOTAL ASSETS                                                              $232,590        $214,576
                                                                          --------        --------
                                                                          --------        --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand, non-interest bearing                                            $ 41,931        $ 43,827
  Demand, interest bearing                                                  29,684          27,315
Savings and Money Market                                                    62,835          61,291
Time certificates                                                           74,930          60,863
                                                                          --------        --------
    Total deposits                                                         209,380         193,296
Accrued interest payable and other liabilities                               2,244           2,405
                                                                          --------        --------
TOTAL LIABILITIES                                                          211,624         195,701
Shareholders' equity:
Common stock, no par value; 20,000,000 shares authorized;
  1,536,696 and 1,446,888 shares issued and outstanding at
  September 30, 1996 and at December 31, 1995, respectively                  8,457           8,163
Retained earnings                                                           12,555          10,687
Net unrealized gains (losses) on available-for-sale securities                (46)              25
                                                                          --------        --------
Total shareholders' equity                                                  20,966          18,875
                                                                          --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $232,590        $214,576
                                                                          --------        --------
                                                                          --------        --------

See accompanying notes to consolidated financial statements

                           CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)
                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                     THREE MONTHS       THREE MONTHS
                                                                         ENDED             ENDED
                                                                 SEPTEMBER 30, 1996  SEPTEMBER 30, 1995
                                                                 --------------------------------------
Interest income:
  Interest and fees on loans                                          $    4,805        $     4,335
  Interest on investment securities                                          404                578
  Interest on federal funds sold                                             103                 26
                                                                      ----------          ----------
    Total interest income                                                  5,312              4,939
                                                                      ----------          ----------
Interest expense:
  Demand, interest bearing                                                   280                226
  Savings                                                                    596                571
  Time certificates                                                          993                807
  Other                                                                       15                 47
                                                                      ----------          ----------
    Total interest expense                                                 1,884              1,651
                                                                      ----------          ----------
    Net interest income                                                    3,428              3,288
Provision for possible loan losses                                          (80)               (275)
                                                                      ----------          ----------
Net interest income after provision for possible loan losses               3,348              3,013
                                                                      ----------          ----------
Other income:
  Service charges                                                            190                216
  Net gain (loss on securities transactions)                                   1                --
  Other                                                                      485                454
                                                                      ----------          ----------
    Total other income                                                       676                670
                                                                      ----------          ----------
Other expenses:
  Salaries and benefits                                                    1,336              1,104
  Occupancy                                                                  137                161
  Equipment                                                                  250                196
  Advertising and promotion                                                   56                 75
  Stationary and supplies                                                     54                 48
  Legal and professional fees                                                 83                 42
  Regulatory assessments                                                       2                (10)
  Other operating expenses                                                   665                632
                                                                      ----------          ----------
    Total other expenses                                                   2,583              2,248

Earnings before income taxes                                               1,441              1,435
Income taxes                                                                 537                569
                                                                      ----------          ----------
Net Income                                                            $      904         $      866
                                                                      ----------          ----------
                                                                      ----------          ----------
Primary earnings per share                                            $     0.62          $     0.62
                                                                      ----------          ----------
                                                                      ----------          ----------
Weighted average shares outstanding                                    1,461,760           1,402,319
                                                                      ----------          ----------
                                                                      ----------          ----------
Fully Diluted:
  Earnings per share                                                  $     0.54          $     0.53
                                                                      ----------          ----------
  Weighted average shares outstanding                                  1,683,448           1,630,253
                                                                      ----------          ----------
Cash dividend paid per share of common stock                          $     0.11          $     0.11
                                                                      ----------          ----------

                                       4

See accompanying notes to consolidated financial statements

                            CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                                             (UNAUDITED)
                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   NINE MONTHS         NINE MONTHS
                                                                      ENDED               ENDED
                                                               SEPTEMBER 30, 1996   SEPTEMBER 30,1995
                                                               --------------------------------------
Interest income:
  Interest and fees on loans                                          $   12,753          $   12,162
  Interest on investment securities                                        1,325               1,682
  Interest on federal funds sold                                             924                 248
                                                                      ----------          ----------
    Total interest income                                                 15,002              14,092
                                                                      ----------          ----------
Interest expense:
  Demand, interest bearing                                                   775                 689
  Savings                                                                  1,799               1,707
  Time certificates                                                        2,772               2,147
  Other                                                                       27                  55
                                                                      ----------          ----------
    Total interest expense                                                 5,373               4,598
                                                                      ----------          ----------
    Net interest income                                                    9,629               9,494
Provision for possible loan losses                                         (180)                (775)
                                                                      ----------          ----------
Net interest income after provision for possible loan losses               9,449               8,719
                                                                      ----------          ----------
Other income:
  Service charges                                                            673                 638
  Net gain (loss on securities transactions)                                   5                 (12)
  Other                                                                    1,226                 822
                                                                      ----------          ----------
    Total other income                                                     1,904               1,448
                                                                      ----------          ----------
Other expenses:
  Salaries and benefits                                                    3,758               3,244
  Occupancy                                                                  415                 434
  Equipment                                                                  716                 576
  Advertising and promotion                                                  270                 222
  Stationary and supplies                                                    191                 144
  Legal and professional fees                                                189                 101
  Regulatory assessments                                                      16                 195
  Other operating expenses                                                 1,735               1,637
                                                                      ----------          ----------
    Total other expenses                                                   7,290               6,553

Earnings before income taxes                                               4,063               3,614

Income taxes                                                               1,585               1,427
                                                                      ----------          ----------
Net income                                                            $    2,478          $    2,187
                                                                      ----------          ----------
                                                                      ----------          ----------
Primary earnings per share                                            $     1.70          $     1.56
                                                                      ----------          ----------
                                                                      ----------          ----------
Weighted average shares outstanding                                    1,453,404           1,401,937
                                                                      ----------          ----------
                                                                      ----------          ----------
Fully Diluted:
  Earnings per share                                                  $     1.47          $     1.35
                                                                      ----------          ----------
  Weighted average shares outstanding                                  1,688,438           1,619,143
                                                                      ----------          ----------
Cash dividend paid per share of common stock                          $     0.33          $     0.33
                                                                      ----------          ----------

See accompanying notes to consolidated financial statements

                             CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                          (UNAUDITED)
                                         (IN THOUSANDS)

                                                             SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1996             1995
                                                             -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $  2,478           $  2,187
Adjustments to reconcile net income to net cash provided
 by operating activities--
  Depreciation and amortization                                    568                513
  Provision for possible loan losses                               180                775
  Provision for deferred taxes                                  (1,585)            (1,023)
(Increase) decrease in assets--
  Interest receivable                                           (1,267)              (616)
  Other assets                                                   4,636              1,050
Increase (decrease) in liabilities--
  Interest payable                                                 (62)               638
  Other liabilities                                                (98)               (60)
                                                              --------            -------
    Net cash provided by operating activities                    4,850              3,464

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans                               (31,743)            (9,015)
Purchase of investments                                         (2,949)           (11,660)
Proceeds from Maturity of HTM Securities                         5,051              5,965
Proceeds from sales of AFS Securities                            2,091             14,605
Proceeds from sales of other real estate owned                       0                543
Purchases of premises and equipment                               (915)              (791)
                                                              --------            -------
    Net cash used for investing activities                     (28,465)              (353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest bearing deposits                    (1,896)            (7,734)
Net increase in interest bearing deposits                       17,979             12,334
Cash dividends                                                    (478)              (457)
Stock options exercised                                            173                122
Cash paid in lieu of fractional shares                             (11)                (9)
                                                              --------            -------
     Net cash provided by financing activities                  15,767              4,256

NET INCREASE(DECREASE)                                          (7,848)             7,367
                                                              --------            -------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  47,963             22,579
                                                              --------            -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        40,115             29,946
                                                              --------            -------
                                                              --------            -------

See accompanying notes to consolidated financial statements

                       CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

   In the opinion of the Company, the unaudited consolidated financial statements, prepared on the accrual basis of accounting, contain all adjustments ( consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company and subsidiaries at September 30, 1996 and December 31, 1995 and the results of its operations for the periods ended September 30, 1996 and 1995.

   Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year ending December 31, 1996.

NOTE 2 - CONSOLIDATION

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Feather River State Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - LOANS TO DIRECTORS

   In the ordinary course of business, the Company makes loans to directors of the company, which on September 30, 1996 amounted to a total of approximately $6,488,769.

NOTE 4 - COMMITMENTS & CONTINGENT LIABILITIES

   In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and letters of credit which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

NOTE 5 - NET INCOME PER SHARE

   Net Income per share is computed using the weighted average number of shares of common stock outstanding ( as adjusted retroactively to reflect the 5% stock dividend paid on July 14, 1995 and August 16, 1996).

NOTE 6 - CASH DIVIDENDS

   The Bancorp paid an eleven cents per share dividend in February 1996, May 1996 and August 1996.

                    CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                        MANAGEMENT DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS

Net income for the nine months ended September 30, 1996 was $2,478,000 or $1.70 per share compared to $2,187,000 or $1.56 per share during the same period in 1995, representing an increase in net income of 13.3%.

These increases in net income are due mainly to an increase in net loans outstanding. In addition the Company had a substantial decrease in the allocation for loan loss reserves and an increase in Other Operating Income. The increase in Other Operating Income was primarily due to an increase in Brokered Loan Fees.

Outstanding net loans were $155,699,000 September 30, 1996 compared to $124,333,000 at December 31, 1995 an increase of $31,366,000 or 25.2%.

The Company's investment portfolio at September 30, 1996 was $23,162,000 or 9.9% of total assets, a decline from $27,428,000 or 12.8% at December 31, 1995 as the Company recognized a substantial increase in loans therefore shifting assets from investments to loans. At September 30, 1996 Federal Funds Sold were $27,700,000 as compared to $30,000,000 at December 31, 1995, reflecting a shift of funds to loans as described above. This excess liquidity is due to management's strategy to internally fund the anticipated seasonal loan demand between now and August of 1997, combined with a lack of short term investment opportunities that yield substantially above Fed Funds.

The total deposits of September 30, 1996 were $209,380,000 compared to $193,296,000 at December 31, 1995, an increase of 8.3% due primarily to the banks aggressive marketing efforts in the area's it serves. During the first three quarters non interest bearing demand deposits decreased from $43,827,000 at December 31, 1995 to $41,931,000 at September 30, 1996. The
Company attributes this decrease of $1,896,000 or 4.3% in demand deposits to depositors shifting their funds into interest bearing deposits with the institution.

The total loan to deposit ratio was 76.2% at September 30, 1996, compared to 66.3% at December 31, 1995. This increase is the result of normal lending cycles of agricultural loans, real estate loans and the purchase of leases.

LOANS

Outstanding total loans at September 30, 1996 were $159,537,000, an increase of $31,293,000 or 24.4% over year end 1995.

In addition to the normal lending cycle, this increase is also due to the purchase of $16,000,000 in leases from other financial institutions. A majority of the leases are structured in pools of approximately $1,000,000. Each pool contains approximately 40 to 60 commercial and industrial equipment leases (average individual lease size is about $20,000). To mitigate risk, the leases are diversified by size, industry, type of equipment and location.
 The Financial institutions are volume producers of equipment leases and structures similar transactions with a number of California independent banks.

In addition to the purchase of the leases there has been an increase in both Loans to farmers and Real Estate construction loans. Real Estate construction loans were $25,080,000 at September 30, 1996 an increase of $7,032,000 or 39.0% over December 31, 1995. Commercial Loans increased $9,712,000 or 13.1% between the periods of December 31, 1995 and September 30, 1996.

Loans to farmers are reported in "Commercial Loans" in the consolidated balance sheet, and these loans traditionally have peak outstandings at harvest time in August of each year, followed by a low point in outstanding balances around November-December.

Real Estate construction loans generally increase substantially in the spring and summer months as the weather and the buyers market improves each year. The majority of the Bank's construction loans are for single family residences.

The company lends primarily to small and medium sized businesses, farmers and consumers within its market area, which is comprised principally of Sutter, Yuba, Colusa, Yolo, Butte and Sacramento counties in the northern end of the Central Valley of California.

During the first quarter of 1996 the Company elected to close the SBA loan production center in the Sacramento area. The decision to close this office was a result of the competition from major SBA lenders who had preferred lender status. This status allowed the competition to approve loans without the direct involvement of SBA, while Feather River State Bank as a certified lender had to submit all loans for approval to SBA. The delay in the approval process resulted in losing many loans to the competition.

LOAN QUALITY

The Company places loans on nonaccrual status when they are 90 days past due as to interest and principal, unless the loan is well secured and in the process of collection.

The following table summarizes the composition of non-performing loans as of September 30, 1996, December 31, 1995 and September 30, 1995.

                        SEPTEMBER 30  DECEMBER 31,   SEPTEMBER 30
                            1996          1995           1995
                        -----------------------------------------

Accruing loans past due
90 days or more
            Commerical    $   62           $ 18        $    -
            Consumer           1              -             -
            Real Estate      220              -             -
            Leases           116             42            56
                          -----------------------------------
Total                     $  399           $ 60        $   56
                          -----------------------------------
Nonaccrual loans
            Commercial       609            137           757
            Consumer           -              -             -
            Real Estate      773            156           228
                          -----------------------------------
Total                      1,382            293           985
                          -----------------------------------
Total Nonperforming Loans $1,781           $353        $1,041
                          -----------------------------------
                          -----------------------------------

The major increase in accruing but past due loans was a Real Estate secured loan which has since been brought current. Also lease delinquencies increased, but there are no substantial losses foreseen at this time.

During the first nine months of 1996, non-accrual loans increased substantially, compared to December 31, 1995, primarily due to three loans; one Real Estate loan on a single family residential subdivision which is currently in a workout status, for which the Bank anticipates full repayment, and two large agricultural credit relationships. Both of these loans were to area farmers that suffered losses in 1995 due to adverse weather and economic conditions. The Bank continues to be in the process of collecting both loans. Based on collateral value and liquidation period, it is expected that one of the two loans will be paid in full by January 1997 and the other one should be significantly reduced by July 1997. Some loss exposure exists on both loans.

In addition to the above, the Company holds Real Estate properties as "Other Real Estate Owned" (OREO) recorded at $1,162,000 at September 30, 1996. In all cases the amount recorded on the books is the lesser of the loan balance or the fair market value obtained from a current appraisal. Therefore any identified losses have already been recognized. The bank is in the process of marketing the OREO properties.

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

The allowance for loan losses at September 30, 1996 was $3,838,000 a decrease from $3,911,000 at year-end 1995, and is equal to 2.41% of the Bank's outstanding loans at September 30, 1996.

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

For the nine months ended September 30, 1996, the Bank charged-off $322,000 and recovered $69,000. The majority of the charge-offs were in connection with one agricultural loan in which the Bank is in a continuing workout. It is anticipated that the Bank will recover the majority. In addition the Bank charged off a couple of small commercial loans. It is anticipated that these borrowers will repay the bank with outside funding or revised payment schedules.

                             RESULTS OF OPERATIONS

                   Three and Nine months ended September 30, 1996
                                 compared with
                   Three and Nine months ended September 30, 1995


Net income for the three months ended September 30, 1996 was $904,000 as compared to the September 30, 1995 figure of $866,000 an increase of 4.4%. Net income for the nine months ended September 30, 1996 was $2,478,000 as compared to the September 30, 1995 figure of $2,187,000 an increase of 13.3%.

The increase in net income for the three and nine month period ended September 30, 1996 was largely due to an increase in net interest income after provisions for loan losses combined with increased other income, partially offset by increased other expenses.

Net interest income after provisions increased from $3,013,000 for the 3 months ended September 30, 1995 to $3,348,000 for the same period in 1996, for an increase of $335,000. Other income was virtually unchanged between the two periods, while total other expenses increased from $2,248,000 for the three month period ended September 30, 1995 to $2,583,000 for the same period in 1996 for an increase of $335,000.

The resulting increase in net income for the three month period ended September 30, 1996 was $38,000 over the same period in September 1995, mostly as the result of a difference in income taxes of $32,000.

For the nine month period ended September 30, 1996, total net interest income after provisions was $9,449,000, an increase of $730,000 over the same period in 1995.

Other income increased by $456,000 over the same period in 1995, mostly as the result of increased brokered loan fees.

Other expenses for the nine months ended September 30, 1996 were $7,290,000, an increase of $737,000 over the same period in 1995, mostly due to increases in salaries and benefits and occupancy and equipment expenses.

For the three month period ending September 30, 1996 recoveries to the Provision for Loan Losses were $9,400 and charge-offs were $277,000. Charge-offs exceeded Recoveries by $253,000 and $123,000 for the nine month periods ended September 30, 1996 and 1995 respectively.

The yield on average earning assets for the three and nine month periods ended September 30, 1996 compared to the same periods in 1995 are set forth in the following table (in thousands except for percentages):

              THREE MONTHS ENDED   THREE MONTHS ENDED    NINE MONTHS ENDING    NINE MONTHS ENDING
               SEPTEMBER 30, 1996   SEPTEMBER 30, 1995    SEPTEMBER 30, 1996    SEPTEMBER 30, 1995
Average loans          $  169,271           $  143,930            $  147,214            $  132,993
  outstanding
Average yields             11.35%               12.21%                11.55%                12.19%
Amount of interest
  & fees earned        $    4,805           $    4,393            $   12,753            $   12,162
Average prime rate          8.25%                8.77%                 8.25%                 8.25%

A large portion of the Company's loan portfolio is based upon the Bank's reference rate, adjusted on a daily basis so that rate changes have an immediate effect on the loan interest yield. The Bank's reference rate closely tracks the prime rate.

Rates and amounts paid on average deposits, including non-interest bearing deposits for the three and nine month periods ended September 30, 1996 compared to the same periods in 1995 are set forth in the following table (in thousands except for percentages):

                       THREE MONTHS ENDED   THREE MONTHS ENDED    NINE MONTHS ENDING    NINE MONTHS ENDING
                       SEPTEMBER 30, 1996   SEPTEMBER 30, 1995    SEPTEMBER 30, 1996    SEPTEMBER 30, 1995
Average deposits               $  199,898           $  175,188            $  194,702            $  171,779
  outstanding
Average rates paid                  3.74%                3.66%                 3.66%                 3.53%
Amount of interest
  paid or accrued              $    1,869           $    1,604            $    5,346            $    4,543


The following tables summarize the principal elements of operating expenses and disclose the increases (decreases) and percent of increases (decreases) for the three and nine month ended September 30,1996 and 1995 (amounts in thousands except for percentages):

                          THREE MONTHS ENDED SEPTEMBER 30   INCREASE (DECREASE) 1996 OVER 1995
                                 1996            1995            AMOUNT             PERCENTAGE
Salaries and benefits         $  1,336       $  1,104            $  232              21.01%
Occupancy                          137            161               (24)            (14.91%)
Equipment                          250            196                54              27.55%
Advertising and promotion           56             75               (19)            (25.33%)
Other operating expenses           804            712                92              12.92%
                              -------------------------------------------------------------
  Total other expenses        $  2,583       $  2,248            $  335              14.90%
                              -------------------------------------------------------------
                              -------------------------------------------------------------

                                  NINE MONTHS ENDED SEPTEMBER 30    INCREASE (DECREASE 1996 OVER 1995
                                    1996                 1995             AMOUNT         PERCENTAGE
Salaries and benefits             $  3,758           $  3,244            $  514            15.84%
Occupancy                              415                434               (19)           (4.38%)
Equipment                              716                576               140            24.31%
Advertising and promotion              270                222                48            21.62%
Stationary & supplies                  191                144                47            32.64%
Legal and professional fees            189                101                88            87.13%
Directors Fees                         242                 99               143           144.44%
Other operating expenses             1,509              1,733              (224)          (12.93%)
                                  ----------------------------------------------------------------
  Total other expenses            $  7,290           $  6,553            $  737            11.25%
                                  ----------------------------------------------------------------
                                  ----------------------------------------------------------------

The increases in salaries and benefits resulted from normal salary increases and increased staffing for the Chico Loan Production Office. In addition additional staff has been added to the new office location in Marysville, California. This office has recognized a substantial increase in deposits due to the announcement of mergers and closures of two major financial institutions.

The Company employed 153 full time equivalent employees on September 30, 1996, compared to 140 on December 31, 1995 and 136 on September 30, 1995.

The increase in occupancy and equipment expense over 1995 is attributable to the purchase, relocation and remodeling of a new building for our Marysville branch which opened in the second quarter of 1996. In addition, the Company purchased Automated Teller Machines (ATM's) for each of their six branches.

The increase of $48,000 during the nine month period ending September 30, 1996 over September 30, 1995 in advertising and promotion is primarily due to the Company's commitment to continued advertising in the market area's it serves. The Company had a substantial decrease in Regulatory Assessments in the first three quarters of 1996 as compared to the same period in 1995 due to a significant reduction in FDIC Insurance Assessments. This decrease contributed to a great extent to a decrease in other operating expenses of $224,000.

Applicable income taxes for the three month period ended September 30, 1996 and September 30, 1995 were $537,000 and $569,000 respectively. For the nine month period ended September 30, 1996 and September 30, 1995 income taxes were $1,585,000 and $1,427,000 respectively, an increase of $158,000 or 11.1%
due to increased income.

The Company's effective tax rate for the three months ended September 30, 1996 and 1995 were 37.27% and 39.65% respectively. For the nine months ended September 30, 1996 and 1995 the tax rates were 39.01% and 39.49% respectively.

LIQUIDITY

During the first two quarters of the year the bank tends to have excess liquidity. The Bank's seasonal agricultural loan demand tends to challenge the Bank's liquidity position beginning late in the second quarter and continuing into the third quarter of each year. The Bank's liquid assets consist of cash and due from banks, federal funds sold and investment securities with maturities of one year or less (exclusive of pledged securities).

The Bank has formal and informal borrowing arrangements with the Federal Reserve Bank and its correspondent bank to meet unforeseen deposit outflows or seasonal loan funding demands. During 1995, the Bank was able to attract enough deposits so that these lines were not used. As of September 30, 1996 and December 31, 1995 the bank had no balances outstanding on these lines.

The Bank has also entered into an agreement with Lehman Brothers for a standby short term loan secured by U.S. Government and Agency Obligations in the Bank's investment portfolio, in order to fund any liquidity needs not met by other sources of funding as warranted by loan demand.

CAPITAL RESOURCES

The Company has sustained its growth in capital through profit retention, net of cash dividends paid out to shareholders.

On September 30, 1996 total shareholders equity has increased by $2,091,000 primarily via retained earnings, and stood at $20,966,000.

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

As can be seen by the following tables, the Company exceeded all regulatory capital ratios on September 30, 1996 and on December 31, 1995:

RISK BASED CAPITAL RATIO
AS OF SEPTEMBER 30, 1996
--------------------------------------------------------------
                               Company              Bank
(Dollars in thousands)    Amount    Ratio     Amount    Ratio
--------------------------------------------------------------
Tier 1 Capital            $  21,170  11.42%   $  20,848 11.26%
Tier 1 Capital minimum
  requirement                 7,412   4.00%       8,339  4.00%
                          ------------------------------------
    Excess                $  13,758   7.42%   $  12,509  7.26%
                          ------------------------------------
                          ------------------------------------
Total Capital                23,503  12.68%      23,181 12.52%
Total Capital minimum
  requirement                14,824   8.00%      14,811  8.00%
                          ------------------------------------
    Excess                $   8,679   4.68%   $   8,370  4.52%
                          ------------------------------------
Risk-adjusted assets      $ 185,301           $ 185,135
                          ---------           ---------
                          ---------           ---------
LEVERAGE CAPITAL RATIO

Tier 1 Capital to
  quarterly average
  total assets            $  21,170   9.44%   $  20,848  9.30%
Minimum leverage
  requirement                 8,970   4.00%       8,962  4.00%
                          ------------------------------------
Excess                    $  12,200   5.44%   $  11,886  5.30%
                          ------------------------------------
                          ------------------------------------
Total Quarterly
  average assets          $ 224,258           $ 224,053
                          ---------           ---------
                          ---------           ---------

RISK BASED CAPITAL RATIO
AS OF DECEMBER 31, 1995
--------------------------------------------------------------
                               Company              Bank
(Dollars in thousands)    Amount    Ratio     Amount    Ratio
--------------------------------------------------------------
Tier 1 Capital            $  18,875  11.17%   $ 18,753  11.10%
Tier 1 Capital minimum
  requirement                 6,759   4.00%      6,755   4.00%
                          ------------------------------------
    Excess                $  12,116   7.17%   $  11,998  7.10%
                          ------------------------------------
                          ------------------------------------
Total Capital                22,087  13.07%      22,085 13.08%
Total Capital minimum
  requirement                13,518   8.00%      13,510  8.00%
                          ------------------------------------
    Excess                $   8,569   5.07%   $   8,575  5.08%
                          ------------------------------------
Risk-adjusted assets      $ 168,969           $ 168,875
                          ---------           ---------
                          ---------           ---------
LEVERAGE CAPITAL RATIO

Tier 1 Capital to
  quarterly average
   total assets           $  18,875   9.00%   $  18,753  8.95%
Minimum leverage
  requirement                 8,385   4.00%       8,380  4.00%
                          ------------------------------------
Excess                    $  10,490   5.00%   $  10,373  4.95%
                          ------------------------------------
                          ------------------------------------
Total Quarterly
  average assets          $ 209,624           $ 209,496
                          ---------           ---------
                          ---------           ---------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date   November 5, 1996               /S/   Robert J. Mulder
       -------------------------     --------------------------------------
                                     Robert J. Mulder
                                     President/CEO

Date   November 5, 1996               /S/  Annette Bertolini
       -------------------------     --------------------------------------
                                     Annette Bertolini
                                     Chief Financial Officer