Form 10-K405
period 1996-12-31
CALIFORNIA INDEPENDENT BANCORP
filed 1997-03-31
CIK 948976

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended               December 31, 1996
                        -------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                     to
                              ---------------------  ---------------------------


Commission file number                        0-26552
                       ---------------------------------------------------------


                            California Independent Bancorp
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

          California                                 68-0349947
-----------------------------------    ----------------------------------------
State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization
        1005 Stafford Way, Yuba City, California                   95991
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code       (916) 674-4444
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class

              None
-----------------------------------     ----------------------------------------

             Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock, no par value
--------------------------------------------------------------------------------
                                   (Title of class)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X[ Yes    [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

Aggregate market volume of Common Stock held by non-affiliates
of California Independent Bancorp at February 28, 1997:              $29,816,105

Number of shares of Common Stock outstanding at February 28, 1997:     1,546,032

Documents Incorporated by Reference

Proxy Statement for 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

                                               Part III, Items 10, 11, 12 and 13
                                       THIS REPORT INCLUDES A TOTAL OF ___ PAGES
                                                     EXHIBIT INDEX IS ON PAGE 73

                                      I N D E X
                                      ----------


         DESCRIPTION                                                   PAGE NO.


ITEM 1.  BUSINESS.............................................................1
ITEM 2.  PROPERTIES..........................................................23
ITEM 3.  LEGAL PROCEEDINGS...................................................25
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................25
ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.............................................................25
ITEM 6.  SELECTED FINANCIAL DATA.............................................26
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS......27
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................27
ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................28
ITEM 11  EXECUTIVE COMPENSATION..............................................31
ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT..........................................................39
ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................42
ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K.........................................................43

                                        PART I

ITEM 1.  BUSINESS

GENERAL

    California Independent Bancorp ("Company") is a California corporation and the bank holding company for Feather River State Bank ("Bank"), both located in Yuba City, California. The Bank was incorporated as a California state banking corporation on December 1, 1976, and commenced operations on April 6, 1977. The Company was incorporated on October 28, 1994 and became the bank holding company for Feather River State Bank (the "Bank") on May 2, 1995 pursuant to the Bank Holding Company Act ("BHC Act").

    On October 1, 1996, the Company acquired E.P.I. Leasing Co., Inc., an equipment lessor ("EPI").

GENERAL BANKING SERVICES

    The Bank engages in a broad range of financial services activities, and its primary market is located in the northern portion of the Sacramento Valley, with a total of seven branches in Yuba City, Marysville, Colusa, Arbuckle, Wheatland and Woodland, California serving Sutter, Yuba, Colusa and Yolo Counties. The total population base in these six counties is approximately 1.6 million people, the majority of which is in Sacramento County which has 1.1 million people. The Bank's branch in Wheatland, California opened on March 6, 1997 in a temporary facility. Bank of America closed its branch in Wheatland on March 21, 1997, which was the only other banking facility in Wheatland. The Bank decided to open a branch in Wheatland after requests by numerous residents and the City Council. Wheatland is primarily an agricultural area. In addition, the Bank operates two loan production offices ("LPOs"), in Roseville, California in Sacramento County and in Chico, California in Butte County. Both of these LPOs emphasize residential mortgage and construction lending. The Bank intends to open an LPO in Madera, California, an agricultural area just north of Fresno, in the second quarter of 1997. The decision to open an LPO in Madera was based upon residents contacting the Bank suggesting that the Bank open a facility and the results of a focus group conducted in December, 1996, showing a need for agricultural lending and other services in this area. The Bank currently has agricultural loans in this area. The Bank intends to offer agricultural loans, residential real estate and construction loans and equipment leasing through its subsidiary, E.P.I.

    With the exception of Sacramento County, whose main economic force is government, the Bank's operating territory is predominantly agricultural in nature.

Food crops grown in the area are all grown on irrigated land and range from tomatoes and rice to tree nuts, peaches and prunes.

    Due to the agricultural nature of the economy in the Bank's operating territory and the diversification of crops produced, economic conditions in the Bank's market areas have remained more stable than in other parts of California during the recent recession.

    The Bank's branches in Yuba City and Marysville (Sutter and Yuba Counties) are in areas which are at the periphery of housing for those individuals who work in the growing Sacramento area.

    The Bank currently has no applications pending to open additional branch offices or LPOs, other than for Madera, California, but the Bank may increase the number of its banking facilities in the Bank's trade areas when such expansion is appropriate. The Bank's expansion program is, of course, dependent on obtaining the necessary governmental approvals, a continued earnings pattern and absence of adverse effects from economic conditions, governmental monetary policies or competition. No assurance can be given that all or any part of the Bank's expansion program can be accomplished without the Bank being required to raise additional capital in the future.

    The Bank conducts a commercial banking business including accepting demand, savings and time deposits and making commercial, real estate, agricultural and consumer loans and factoring of accounts receivable. The Bank also offers equipment leasing through its subsidiary, EPI. It also offers installment note collection, issues cashier's checks and money orders, sells traveler's checks, and provides bank-by-mail, night depository, safe deposit boxes and other customary banking services. The Bank installed ATMs for the first time in 1996 at each of its branches. In connection with the relocation of the Bank's Agricultural and Real Estate Departments in March 1997 to a separate building on Tharp Road in Yuba City, which formerly was a bank branch, it has installed two ATMs at this building. The Bank is a member of the Federal Deposit Insurance Corporation and each depositor's account is insured up to $100,000. The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

DEPOSITS

    Most of the Bank's deposits are attracted from individuals, small and medium-sized businesses and professionals. A material portion of the Bank's deposits has not been obtained from a single person or a few persons, the loss of any one or more of which would not have a materially adverse effect on the business of the Bank.

LENDING ACTIVITIES

    The Bank engages in a full complement of lending activities, including commercial, agricultural, real estate and consumer/ installment loans and factoring of accounts receivable.

    Agricultural loans are made to finance agricultural production generally as nonrevolving lines of credit that are drawn on when crop expenses are incurred and are repaid as crop sale proceeds are received. These loans are secured by the crops and the proceeds. The Bank generally requires a repayment margin of 25% for permanent plantings (i.e., tree and vine crops) and 20% for row crops. As of December 31, 1996, the Bank had agricultural production loans outstanding of $46,786,000 which represented 31.0% of the Bank's loan portfolio. Approximately 5% of these loans are guaranteed by the Farm Service Agency (FSA).

    The Bank makes real estate loans for farm land and residential loans.
Loans for farm land include loans for farm residences and other improvement loans and are secured by a first lien on real estate. The maximum loan-to-value ratio for farm land is 65%. Residential loans are made to purchase or refinance 1 to 4 family residences or multi-family residential properties and are secured by a first deed of trust on the property except for loans to improve existing properties which are secured by junior liens. The maximum loan-to-value ratio for these loans is 80%. As of December 31, 1996, these types of real estate secured loans equalled $13,765,000 or 9.11% of the Bank's loan portfolio.

    The Bank also makes real estate construction and development loans for acquisition of raw land to be developed into subdivisions and for the construction of one to four family and multi-family housing. These loans are secured by a first deed of trust and have maximum loan to value ratios ranging from 65% to 80%. As of December 31, 1996, the Bank had outstanding loans of $29,521,000 for these purposes representing 19.54% of the Bank's loan portfolio as compared to $18,048,000 or 13.96% as of December 31, 1995. This increase in real estate construction and development loans reflects the economy recovery in Northern California following the last recession.

    The Bank makes commercial real estate loans for such purposes as offices, warehouses, professional buildings, retail and storage facilities, and other purposes. These loans are secured by first deeds of trust and typically are fully or partially owner-occupied, have a maximum loan-to-value ratio of 65% and mature in five years or less. As of December 31, 1996, the Bank had a total of $15,194,000 in these loans representing 10.06% of the Bank's loan portfolio.

    The Bank makes commercial and industrial loans to small-to-medium-sized businesses for working capital, loans secured by inventory and receivables, term loans for equipment and for working capital. Typically, the Bank obtains a security interest in the collateral being financed or in other available assets of the customer. Loan to value ratios vary but generally do not exceed 75%. As of December 31, 1996, the Bank had outstanding loans for these purposes of $26,891,000 representing 17.80% of the Bank's loan portfolio.

    Consumer and installment loans and leases are made for household, family and other personal expenditures. These loans are made on both a secured and unsecured basis. As of December 31, 1996 the Bank had a total of $18,943,000 in consumer and installment loans and leases or 12.54% of its loan portfolio.

    The Bank originates mortgage loans on residential and farm properties which it sells into the secondary market in order to divest itself of the interest rate risk associated with these mostly fixed interest rate products. The Bank accounts for these loans in accordance with the Emerging Issues Task Force Issues No. 88-11, "Allocation of Recorded Investment when a Loan is Sold", No. 86-38, "Implication of Mortgage Prepayments on Amortization of Servicing Rights", and No. 84-21, "Sale of a Loan with a Partial Participation Retained". These loans are sold without recourse. As of December 31, 1996, 1995, and 1994, total loans serviced by the Bank were $107,637,000, $107,141,759, and $105,307,587. For the years ended December 31, 1996, 1995 and 1994, total loans sold by the Bank were $36,302,000, $8,935,100 and $17,617,681.

    Being in an agricultural area the Bank participates in the Farmer Mac I loan program, pursuant to which it makes and then sells agricultural real estate loans to the Travelers Realty Insurance Company and the Federal Agricultural Mortgage Corporation. In addition, the Bank participates in the Farmer Mac II loan program pursuant to which it makes FmHA guaranteed farm real estate loans and subsequently sells the 90% guaranteed portion of these loans directly to the Federal Agricultural Mortgage Corporation ("Farmer Mac") and often retains the servicing of these loans for which it receives a fee. The Bank is one of the largest lenders in the U.S. in the Farmer Mac program.

    The Bank's real estate department makes mortgage and construction loans.
Its mortgage loans are typically 15 year and 30 year loans with either adjustable or fixed interest rates. These mortgage loans are pre-sold to minimize the Bank's interest rate risk. The Bank sells mortgage loans to Fannie Mae, Freddie Mac, and to other mortgage lenders. The loans sold to Fannie Mae and Freddie Mac are usually sold servicing retained, for which the Bank continues to be paid a fee for collecting payments on the loan and performing other services, and are also sold servicing released, where the Bank does not perform these services but receives higher compensation upon purchase of the loan. With the opening of the Woodland branch in 1993, the Bank makes mortgage loans in Yolo County and the Greater Sacramento area. In 1995 and 1996 the Bank generated approximately $20,000,000 and $28,297,000 in residential mortgage loans.

    Pursuant to California law, the Bank's legal lending limit to any one borrower is 15% of its shareholders' equity and allowance for loan losses for unsecured loans and 25% for secured loans.

    In May of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 122, Accounting for Mortgage Servicing Rights. This statement eliminates the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. Under this statement, if the Company sells or securitizes loans and retains the mortgage servicing rights, the Company should allocate the total cost of the mortgage loan to the loan and the mortgage servicing rights based on their relative fair values. Any cost allocated to the mortgage servicing rights should be recognized as a separate asset and amortized over the period estimated net service income.

    The provisions of this statement apply to fiscal years beginning after December 15, 1995. Accordingly, the Company adopted this statement on January 1, 1996. The adoption of this statement does not have a significant impact on its financial position and results of operations.

    The risks associated with commercial banking consist primarily of interest rate risk and credit risk. The Bank attempts to manage its interest rate risk by making variable rate loans and by interest rate gap analysis.

    Credit risk relates to the ability of a borrower to repay the principal and interest on their loan and is managed by adherence to credit standards and the taking of collateral to secure most of the Bank's loans.

    The majority of the Bank's loan portfolio consists of loans with variable interest rates. The following chart illustrates the composition of the Bank's loan portfolio as of December 31, 1996, as it pertains to interest-rate sensitivity:

                                      FIXED RATE
                             --------------------------------
TOTAL LOAN    VARIABLE-RATE
 PORTFOLIO        LOANS       UNDER 1 YR.         OVER 1 YR.
----------    -------------  ---------------     ------------
$151,100,000  $108,419,000     $20,219,000       $22,462,000

    This chart shows that a total of $128,638,000 of the Bank's loans are repriceable within one year.

    On a monthly basis, the Bank calculates its interest-rate gap position whereby interest-rate-sensitive assets are compared with interest-rate-sensitive liabilities for specific periods to determine if the Bank is susceptible to significant earnings changes as a result of changes in interest rates. If the gap percentage is positive, the Bank's interest earnings would increase during a period of increasing interest rates and the Bank's interest earnings would decrease during a period of declining interest rates. The reverse would be true if the Bank has a negative gap. The Bank puts more emphasis on its gap position for periods up to one year, as it is felt that a longer horizon gives the Bank more time and flexibility to reposition its assets and liabilities to counteract any potential earnings decrease.

    The following chart illustrates the gap position of the Bank as of December 31, 1996:

                             MATURE OR
                              REPRICE          1-90      91-183       184-365
                            IMMEDIATELY        DAYS       DAYS          DAYS
                            -----------     --------  ---------     ----------
                                               (IN THOUSANDS)
Rate-sensitive
  Assets                       $142,485     $ 21,340  $   5,568     $   8,563
Rate-sensitive
  Liabilities                    41,741       88,797     19,867        22,745
Interest Rate
  Sensitivity Gap              $100,744     $(67,457)  $(14,299)     $(14,182)
Cumulative Interest
  Rate Sensitivity Gap         $100,744      $33,287     18,988       $ 4,807
Cumulative Gap as a
  Percentage of
  Total Assets                    38.7%         12.8%      7.3%          1.8%

    It is the Bank's policy to maintain a one-year gap of between 0% and 6%.

    Most of the Bank's deposits are attracted by the Bank's established reputation in the communities it serves and through advertising in the local media. A material portion of the Bank's deposits has not been obtained from a single person or a few persons, the loss of any or more of which would not have a materially adverse effect on the business of the Bank.

    The underwriting criteria for agricultural and mortgage loans sold in the secondary market are established by the purchasers of the loans. In certain instances the Bank will make mortgage loans for its own portfolio at variable interest rates.

    The Bank has made Small Business Administration ("SBA") loans since its inception. The Bank offers both SBA 7(a) and SBA 504 real estate guaranteed loans ranging from amounts of $50,000 to $2,000,000. SBA 7(a) loans are for such purposes as working capital, inventory and other purposes, and are guaranteed up to 80%. SBA 504 loans are made to finance commercial real estate. The SBA loan program is continually subject to political and budgetary uncertainty which, in recent years has resulted in a reduction of the guaranteed portion of SBA loans and lower maximum loan amounts.

    The Bank also offers business and industrial guaranteed loans through the Rural Development Administration ("RDA"). These loans are designated for businesses that create jobs in rural areas. RDA loans are in amounts up to $10 million and are 90% guaranteed by the RDA. The Bank sells the guaranteed portion of its SBA and RDA loans in the secondary market.

INVESTMENT POLICY

    The Bank's investment policy is to provide the Bank with the maximum return on its investment securities consistent with safety and liquidity.

    In accordance with this policy and state laws regarding permissible investments the Bank invests in U.S. Treasury and Agency securities with a maturity of 10 years or less; tax-free municipal bonds rated "A" or better by Moody's with a maturity not to exceed 13 years; corporate bonds rated "A" or better by Standard and Poors or Moody's with a maturity not to exceed 7 years. The Bank also invests in Federal funds.

    The Bank's investment securities may also be used as collateral for public deposits and for other borrowings.

OTHER SERVICES

    The Bank also offers other financial products and services including annuities, mutual funds, mutual fund advisory service, IRA's, brokerage and custodial services,

401(k) plans, estate plans, asset management, asset consulting, charitable remainder trusts, fiduciary services, pension plans, nonqualified deferred compensation, retirement plans and trust services. All of these investments and/or financial services are offered by a registered investment representative through the Bank's affiliation with Select Advisors, Inc., a registered broker/dealer and a member of the National Association of Securities Dealers ("NASD") and the Securities Investor Protection Corporation ("SIPC"). Trust services are provided by the Boston Safe Deposit and Trust Company of California.

    The Bank's primary service area consists of Colusa, Sutter, Yolo and Yuba Counties. It is estimated that this service area contains 37 competitive banking offices, of which nine offices are owned by other independent banks. It is estimated that the primary service area also contains 4 offices of savings and loan associations, and 6 offices of credit unions. Based upon total bank deposits as of June 30, 1996 (the last period for which data is available), the Bank is first in market share in Sutter County, fourth in Yuba and Colusa counties and tenth in Yolo County which the Bank entered in 1993.

    The banking business in California generally, and in the Bank's primary service area specifically is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance wide ranging advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Such institutions offer certain services such as trust services and international banking which are not offered directly by the Bank (but are offered indirectly through correspondent institutions) and, by virtue of their greater total capitalization (legal lending limits to an individual customer are limited to a percentage of a bank's total capital accounts), they have substantially higher lending limits than does the Bank. Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for the Bank in the acquisition of deposits. The Bank also competes with money-market funds for deposits.

    In order to compete with major financial institutions and other competitors in its primary service areas, the Bank relies upon the experience of its executive and senior officers in serving business individuals, and upon its specialized service, local promotional activities and the personal contacts made by its officers, directors and employees. For customers whose loan demand exceeds the Bank's legal lending limit, the Bank may arrange for such loans on a participation basis with correspondent banks. The Bank's lending limit is 15% of its capital and allowance for loan losses for unsecured loans and 25% of its capital and allowance for loan losses for unsecured and secured loans.

SUPERVISION AND REGULATION

     The Bank is chartered under the banking laws of the State of California and is subject to the supervision of, and is regularly examined by, the Superintendent and the FDIC.

     The Company is a bank holding company within the meaning of the BHC Act, is registered as such with and is subject to the supervision of the Federal Reserve Board ("FRB") and regularly files proxy statements, periodic and other reports with the Securities and Exchange Commission as a registered company under
Section 12 of the Securities Exchange Act of 1934, as amended.

     Certain legislation and regulations affecting the businesses of the Company and the Bank are discussed below.

GENERAL

    As a bank holding company, the Company is subject to the BHC Act. The Company reports to, registers with, and is examined by the FRB. The FRB also has the authority to examine the Company's subsidiaries which includes the Bank.

    The FRB requires the Company to maintain certain levels of capital. See" Capital Standards" herein. The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations, or conditions imposed in writing by the FRB. See "Prompt Corrective Action and Other Enforcement Mechanisms" herein.

    Under the BHC Act, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over, or acquires directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. Thus, the Company is required to obtain the prior approval of the FRB before it acquires, merges or consolidates with any bank, or bank holding company; any company seeking to acquire, merge or consolidate with the Company also would be required to obtain the FRB's approval.

    The Company is generally prohibited under the BHC Act from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks, or providing services to affiliates of the holding company. A bank holding company, with the approval of the FRB, may engage, or acquire the voting shares of companies engaged, in activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh the possible adverse effects associated with such activity.

    The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

    Transactions between the Company, the Bank and any future subsidiaries of the Company are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Additionally, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, sale or lease of property, or furnishing of services. Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. The Company may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, the Company may not sell a low-quality asset to a depository institution subsidiary.

CAPITAL STANDARDS

    The FRB, FDIC and other federal banking agencies have risk based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

    A banking organization's risk based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off balance sheet items of 4%.

    In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio is at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, is at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

    The following tables present the capital ratios for the Company and the Bank as of December 31, 1996.

                                             THE COMPANY          THE BANK
                                         ------------------  -----------------
                                          AMOUNT      RATIO   AMOUNT     RATIO
                                         --------     -----  --------    -----
                                          (000's)             (000's)
RISK-BASED CAPITAL RATIOS:
 Tier 1 Capital . . . . . . . . . . .    $ 21,813    11.31%   $21,804   11.32%
 Minimum Requirement                        7,713     4.00%     7,708    4.00%
                                         --------    ------  --------   ------

                                            THE COMPANY          THE BANK
                                         ------------------  -----------------
                                          AMOUNT      RATIO   AMOUNT     RATIO
                                         --------     -----  --------    -----
                                          (000's)             (000's)
    Excess. . . . . . . . . . . . . .    $ 14,100     7.31%  $ 14,096    7.32%
                                         --------    ------  --------   ------
                                         --------    ------  --------   ------
 Total Capital. . . . . . . . . . . .    $ 22,918    11.89%  $ 24,225   12.57%
 Minimum Requirement. . . . . . . . .      15,426     8.00%    15,415    8.00%
                                         --------    ------  --------   ------
    Excess. . . . . . . . . . . . . .    $  7,492     3.89%  $  8,810    4.57%
                                         --------    ------  --------   ------
                                         --------    ------  --------   ------
Risk-Adjusted Assets. . . . . . . . .    $192,825            $192,693

LEVERAGE RATIO:
 Tier 1 Capital . . . . . . . . . . .    $ 21,813     8.82%  $ 21,804    8.82%
  Minimum Requirement . . . . . . . .       9,891     4.00%     9,890    4.00%
                                         --------    ------  --------   ------
  Excess. . . . . . . . . . . . . . .    $ 11,922     4.82%  $ 11,914    4.82%
                                         --------    ------  --------   ------
                                         --------    ------  --------   ------
Total Adjusted Assets . . . . . . . .    $247,274            $247,255


    SAFETY AND SOUNDNESS STANDARDS

    The Federal Deposit Insurance Corporation Improvement Act of 1991
("FDICIA") implemented certain specific restrictions on transactions and required the regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation, and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, the use of brokered deposits and the aggregate extension of credit by a depository institution to an executive officer, director, principal stockholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts.

    The federal financial institution agencies published a final rule effective on August 9, 1995, implementing safety and soundness standards. The FDICIA added a new Section 39 to the Federal Deposit Insurance Act which required the agencies to establish safety and soundness standards for insured financial institutions covering (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; (7) asset quality, earnings and stock valuation; and (8) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss. The agencies issued the final rule in the form of guidelines only for operational, managerial and compensation standards and reissued for comment proposed standards related to asset quality and earnings which are less restrictive than the earlier proposal in November 1993. Unlike the earlier proposal, the guidelines under the final rule do not apply to depository institution holding companies and the stock valuation standard was eliminated. If an agency determines that an institution fails to meet any standard established by the guidelines, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. Under the final rule, an institution must file a compliance plan within 30 days of a request to do so from the institution's primary federal regulatory agency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

RESTRICTIONS ON DIVIDENDS AND OTHER DISTRIBUTIONS

    The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. FDICIA prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

    The FRB has issued a policy statement that a bank holding company should not declare or pay a cash dividend to its stockholders if the dividend would place undue pressure on the capital of its subsidiary banks or if the dividend could be funded only through additional borrowings or other arrangements that might adversely affect the financial position of the bank holding company. Specifically, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each consistent with its capital needs, asset quality, and overall financial condition. Further, the Company is expected to act as a source of financial strength for each of its subsidiary banks and to commit resources to support each subsidiary bank in circumstances when it might not do so absent such policy.

    The Company's ability to pay dividends depends in large part on the ability of the Bank to pay management fees and dividends to the Company. The ability of its subsidiary banks to pay dividends will be subject to restrictions set forth in the California Banking Law and regulations of the FDIC.

    The payment of dividends by a state bank is further restricted by additional provisions of state law. Under Section 642 of the California Financial Code, funds available for cash dividend payments by a bank are restricted to the lesser of: (i) retained earnings; or (ii) the bank's net income for its three fiscal years (less any distributions to stockholders made during such period). However, under Section 643 of the California Financial Code, with the prior approval of the Superintendent, a bank may pay cash dividends in an amount not to exceed the greater of the: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) net income of the bank for its current fiscal year. However, if the Superintendent finds that the stockholders' equity of the bank is not adequate or that the payment of a dividend would be unsafe or unsound, the Superintendent may order such bank not to pay a dividend to stockholders. Currently, it is permissible for the Bank to pay cash dividends without the Superintendent's prior approval.

    Additionally, under FDICIA, a bank may not make any capital distribution, including the payment of dividends, if after making such distribution the bank would be in any of the "under-capitalized" categories under the FDIC's Prompt Corrective Action regulations.

    Also, under the Financial Institution's Supervisory Act, the FDIC also has the authority to prohibit a bank from engaging in business practices which the FDIC considers to be unsafe or unsound. It is possible, depending upon the financial condition of a bank and other factors, that the FDIC could assert that the payment of dividends or other payments in some circumstances might be such an unsafe or unsound practice and thereby prohibit such payment.

INTERSTATE BANKING AND BRANCHING

    On September 29, 1994, the Reigle/Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") was signed into law. This Interstate Act effectively permits nationwide banking. The Interstate Act provides that one year after enactment, adequately capitalized and adequately managed bank holding companies may acquire banks in any state, even in those jurisdictions that currently bar acquisition by out-of-state institutions, subject to deposit concentration limits. The deposit concentration limits provide that regulatory approval by the Federal Reserve Board may not be granted for a proposed interstate acquisition if after the acquisition, the acquiror on a consolidated basis would control more than 10% of the total deposits nationwide or would control more than 30% of deposits in the state where the acquiring institution is located. The deposit concentration state limit does not apply for initial acquisitions in a state and in every case, may be waived by the state regulatory authority. Interstate acquisitions are subject to compliance with the Community Reinvestment Act ("CRA"). States are permitted to impose age requirements not to exceed five years on target banks for interstate acquisitions.

    Branching between states may be accomplished either by merging separate banks located in different states into one legal entity, or by establishing de novo branches in another state. Consolidation of banks is not permitted until June 1, 1997 provided that the state has not passed legislation "opting-out" of interstate branching. If a state opts-out prior to June 1, 1997, then banks located in that state may not participate in interstate branching. A state may opt-in to interstate branching by bank consolidation or by de novo branching by passing appropriate legislation earlier than June 1, 1997. California has passed legislation to opt-in to this legislation. Interstate branching is also subject to a 30% statewide deposit concentration limit on a consolidated basis, and a 10% nationwide deposit concentration limit. The laws of the host state regarding community reinvestment, fair lending, consumer protection (including usury limits) and establishment of branches shall apply to the interstate branches.

    De novo branching by an out-of-state bank is not permitted unless the host state expressly permits de novo branching by banks from out-of-state. The establishment of an initial de novo branch in a state is subject to the same conditions as apply to initial acquisition of a bank in the host state other than the deposit concentration limits.

    Effective one year after enactment, the Interstate Act permits bank subsidiaries of a bank holding company to act as agents for affiliated depository institutions in receiving deposits, renewing time deposits, closing loans, servicing loans and receiving payments on loans and other obligations. A bank acting as agent for an affiliate shall not be considered a branch of the affiliate. Any agency relationship between affiliates must be on terms that are consistent with safe and sound banking practices. The authority for an agency relationship for receiving deposits includes the taking of deposits for an existing account but is not meant to include the opening or origination of new deposit accounts. Subject to certain conditions, insured saving associations which were affiliated with banks as of June 1, 1994, may act as agents for such banks. An affiliate bank or saving association may not conduct any activity as an agent which such institution if prohibited from conducting as principal.

    If an interstate bank decides to close a branch located in a low-or moderate-income area, it must comply with additional branch closing notice requirements. The appropriate regulatory agency is authorized to consult with community organizations to explore options to maintain banking services in the affected community where the branch is to be closed.

    To ensure that interstate branching does not result in taking deposits without regard to a community's credit needs, the regulatory agencies are directed to implement regulations prohibiting interstate branches from being used as "deposit production offices." The regulations to implement this provision are due by June 1, 1997. The regulations must include a provision to the effect that if loans made by an interstate branch are less than fifty percent of the average of all depository institutions in the state, then the regulator must review the loan portfolio of the branch. If the regulator determines that the branch is not meeting the credit needs of the community, it has the authority to close the branch and to prohibit the bank from opening new branches in the state.

    The Caldera, Weggeland and Killea California Interstate Banking and Branching Act of 1995, effective October 2, 1995, (the "Caldera Act") amends the California Financial Code to, among other matters, regulate the operations of state banks to eliminate conflicts with and to implement the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 discussed above. The Caldera Act includes (1) an election to permit early interstate merger transactions; (2) a prohibition against interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (3) a prohibition against interstate branching through de novo establishment of California branch offices. The Caldera Act mandates that initial entry into California by an out-of-state institution be accomplished by acquisition of or merger with an existing whole bank which has been in existence for at least five years.

COMMUNITY REINVESTMENT ACT

    In October 1994, the federal financial institution regulatory agencies proposed a comprehensive revision of their regulations implementing the Community Reinvestment Act ("CRA"), enacted in 1977 to promote lending by financial institutions to individuals and businesses located in low and moderate income areas. In May 1995, the proposed CRA regulations were published in final form effective as of July 1, 1995. The revised regulations included transitional phase-in provisions which generally require mandatory compliance not later than July 1, 1997, although earlier voluntary compliance is permissible. Under the former CRA regulations, compliance was evaluated by an assessment of the institution's methods for determining, and efforts to meet, the credit needs of such borrowers. This system was highly criticized by depository institutions and their trade groups as subjective, inconsistent and burdensome, and by consumer representatives for its alleged failure to aggressively penalize poor CRA performance by financial institutions. The revised CRA regulations emphasize an assessment of actual performance rather than of the procedures followed by a bank, to evaluate compliance with the CRA. Overall CRA compliance continues to be rated across a four-point scale from "outstanding" to "substantial noncompliance," and continues to be a factor in review of applications to merge, establish new branches or form bank holding companies.
In addition, any bank rated in "substantial noncompliance" with the revised CRA regulations may be subject to enforcement proceedings.

    The regulations provide that "small banks", which are defined to include any independent bank with total assets of less than $50 million, are to be evaluated by means of a so-called "streamlined assessment method" unless such a bank elects to be evaluated by one of the other methods provided in the regulations. The differences between the evaluation methods may be summarized as follows:

    (1) The "streamlined assessment method" presumptively applicable to small banks requires that a bank's CRA compliance be evaluated pursuant to five "assessment criteria," including its (i) loan-to-deposit ratio (as adjusted for seasonal variations and other lending-related activities, such as sales to the secondary market or community development lending); (ii) percentage of loans and other lending-related activities in the bank's service area(s); (iii) distribution of loans and other lending-related activities among borrowers of different income levels, given the demographic characteristics of its service area(s); (iv) geographic distribution of loans and other lending-related activities within its service area(s); and (v) record of response to written complaints, if any, about its CRA performance.

    (2) The "lending, investments and service tests method" is applicable to all banks larger than $250 million which are not wholesale or limited purpose banks and do not elect to be evaluated by the "strategic plan assessment method." Central to this method is the requirement that such banks collect and report to their primary federal banking regulators detailed information regarding home mortgage, small business and farm and community development loans which is then used to evaluate CRA compliance. At the bank's option, data regarding consumer loans and any other loan distribution it may choose to provide also may be collected and reported.

    Using such data, a bank will be evaluated regarding its (i) lending performance according to the geographic distribution of its loans, the characteristics of its borrowers, the number and complexity of its community development loans, the innovativeness or flexibility of its lending practices to meet low and moderate income credit needs and, at the bank's election, lending by affiliates or through consortia or third-parties in which the bank has an investment interest; (ii) investment performance by measure of the bank's "qualified investments," that is, the extent to which the bank's investments, deposits, membership shares in a credit union, or grants primarily to benefit low or moderate income individuals and small businesses and farms, address affordable housing or other needs not met by the private market, or assist any minority or women-owned depository institution by donating, selling on favorable terms or provisioning on a rent-free basis any branch of the bank located in a predominately minority neighborhood; and (iii) service performance by evaluating the demographic distribution of the bank's branches and ATMs, its record of opening and closing them, the availability of alternative retail delivery systems (such as telephone banking, banking by mail or at work, and mobile facilities) in low and moderate income geographies and to low and moderate income individuals, and (given the characteristics of the bank's service area(s) and its capacity and constraints) the extent to which the bank provides "community development services" (services which primarily benefit low and moderate income individuals or small farms and businesses or address affordable housing needs not met by the private market) and their innovativeness and responsiveness.

    (3) Wholesale or limited purpose banks which do not make home mortgage, small farm or business or consumer loans to retail customers may elect, subject to agency approval of their status, to be evaluated by the "community development test method," which assesses the number and amount of the bank's community development loans, qualified investments and community development services and their innovativeness and complexity.

    (4) Any bank may request to be evaluated by the "strategic plan assessment method" by submitting a strategic plan for review and approval. Such a plan must involve public participation in its preparation, and contain measurable goals for meeting low and moderate income credit needs through lending, investments and provision of services. Such plans generally will be evaluated by measuring strategic plan goals against standards similar to those which will be applied in evaluating a bank according to the "lending, investments and service test method."

    The federal institution regulatory agencies issued a final rule effective as of January 1, 1996 to make certain technical corrections to the revised CRA regulations. Among other matters, the rule clarifies the transition from the former CRA regulations to the revised CRA regulations by confirming that when an institution either voluntarily or mandatorily becomes subject to the performance tests and standards of the revised regulations, the institution must comply with all of the requirements of the revised regulations and is no longer subject to the provisions of the former CRA regulations.

DEPOSIT INSURANCE

    On December 11, 1996 the FDIC finalized a rule lowering the rates on assessments paid to the Savings Association Insurance Fund ("SAIF"), effective October 1, 1996. As a result of the special assessment required by the Deposit Insurance Funds Act of 1996 ("Funds Act"), the SAIF must be capitalized at the target designated reserve ratio ("DRR") of 1.25 percent of estimated insured deposits on October 1, 1996. Section 7 of the Federal Deposit Insurance Act, as amended by the Funds Act, requires the FDIC to set assessments in order to maintain the target DRR. Therefore, the FDIC has lowered the rates on assessments paid to the SAIF, while simultaneously widening the spread between the lowest and highest rates to improve the effectiveness of the FDIC's risk-based premium system. The FDIC also established a process, similar to that which has applied to the Bank Insurance Fund ("BIF"), for adjusting the rate schedules for both the SAIF and BIF within a limited range without notice and comment to maintain each of the fund balances at the targeted DRR. The Funds Act also separates, effective January 1, 1997, the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the SAIF assessment. The amount assessed on individual institutions by the FICO will be in addition to the amount paid for deposit insurance according to the FDIC's risk-related assessment rate schedules.

    The final rule establishes a SAIF assessment rate schedule of 0 to 27 basis points effective for all institutions beginning January 1, 1997, in addition to a special interim rate schedule for the fourth quarter of 1996. The Funds Act also provides that the assessment rates for SAIF members may not be less than the assessment rates for BIF members which pose a comparable risk to the Deposit Insurance Fund. The Funds Act provides that assessments are authorized only if necessary to maintain the DRR of a Deposit Insurance Fund. In the event the balance in a Deposit Insurance Fund is in excess of the DRR of such fund, such excess amount shall be refunded to insured depository institutions by the FDIC on such basis as the FDIC determines to be appropriate, taking into account the factors considered under the risk-based assessment system. In the case of any payment of an assessment by an insured depository institution in excess of the amount due to the FDIC, the FDIC may refund the amount of the excess payment to the insured depository institution or credit such excess amount toward the payment of subsequent semi-annual assessments until such credit is exhausted. The Funds Act also provides that the BIF and the SAIF shall be merged into one Deposit Insurance Fund effective January 1, 1999, if no insured depository institution is a savings association on that date.

ECONOMIC GROWTH AND REGULATORY PAPERWORK REDUCTION ACT OF 1996

    The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Regulatory Reduction Act"), was enacted in September 1996. The Regulatory Reduction Act streamlines many banking laws and Federal bank regulatory agencies are in the process of promulgating regulations to implement the law. The Regulatory Reduction Act changes: (i) the procedures for merging, acquiring, or assuming all or a part of another depositary institution have been simplified for banks with the two highest regulatory ratings. The regulators have streamlined their internal approval procedures and expedited the review process for proposals. Top rated banks and well run bank holding companies, qualify for the expedited treatment; (ii) the new rules eliminate the requirement for well capitalized and well managed banks to obtain prior approval for investment in bank premises or the stock of a corporation holding bank premises; (iii) per branch capital requirements are eliminated for well performing banks as are the requirement that a bank file a branch application for ATMs; (iv) the approval requirement for divestitures by well run banks have been eliminated. The process for acquisition of an interest in certain nonbank activities has been simplified by eliminating notice requirements for well capitalized and well managed banks. Acquisitions are still limited to permitted nonbank activities. Permitted nonbank activities have been greatly expanded. The acquisition is limited in size to ten percent of the consolidated total risk-weighted assets of the acquiring bank; (v) a qualified bank holding company may engage in permissible activities listed in 12 USC 1843(c)(8) without prior notification to its federal regulator, but must still give notification within 10 days of commencing the activity; (vi) banks meeting minimum capital requirements may appoint directors without giving prior notice to their regulator. A bank that does not meet its minimum capital requirements must give notice to its regulator 30 days prior to an appointment. Once the notice is received, the federal regulator has 90 days to file an objection to the appointment; (vii) the prohibitions against dual service of management officials for large banks have been amended to increase the size of the bank. The effect of this change is to exempt some of the smaller banks from this particular part of the management interlock prohibitions. Those persons who were grandfathered under the old regulations have had five years added to the grandfathering statute; (viii) the requirements for notice to the regulators and to customers for the closure of an ATM site is eliminated. Relocation or consolidation of branches no longer require notice if the relocation or consolidation occurs within the immediate neighborhood or it does not substantially affect the nature of the business or customers served; (ix) the Regulatory Reduction Act expanded the eligibility of some banks to qualify for an 18 month examination schedule by increasing the total asset size for those banks rated outstanding or good from $175,000,000 to $250,000,000; (x) all federal regulatory agencies are required to review regulations for outdated or otherwise unnecessary regulatory requirements not less frequently than once every 10 years; (xi) in order to encourage self testing and correction of regulatory errors, the Regulatory Reduction Act establishes a privilege for information accumulated during self testing of regulatory compliance. Information obtained by a bank during self testing may not be used in any civil action, examination or investigation, and generally may not be obtained by any agency or department for use in such a proceeding. If the bank elects to disclose this information in connection with a particular action, it may not be used in any other actions; and (xii) as a result of the passage of the Regulatory Reduction Act the federal bank regulators have begun a process of regulatory simplification.

    The Real Estate Settlement Procedures Act ("RESPA") regulations and the Truth-in-Lending Act ("TILA") regulations have been changed to adopt matching definitions for common terms. Federal regulators recently asked for additional comments from banks for consolidation and simplification of the consumer protection regulations. Those comments are to be published sometime in the Spring of 1997.

ASSET CONSERVATION, LENDER LIABILITY AND DEPOSIT INSURANCE PROTECTION ACT OF
1996

    Environmental Protection Agency regulations excluding financial institutions from liability for the clean up of toxic materials on property held as collateral for loans were over turned by the federal courts. Due to concerns expressed by interested parties (owners, realtors and lenders) Congress passed amendments to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") to reinstate certain safeguards for fiduciaries and lenders. A bank or other party acting as a fiduciary may hold property in such capacity and shall have no liability for the release or threatened release of a hazardous substance in excess of the value of the property held in a fiduciary capacity. For example, a bank acting as trustee under the terms of a written trust agreement, will not have any liability in excess of the actual
value of the assets in that particular trust.   The assets of the Bank will not
be at risk for a release occurring on property belonging to the trust. This amendment does not limit the liability of the fiduciary to private parties that
may have a cause of action outside of the scope of CERCLA.   Fiduciary as used
in CERCLA includes, trustees, executors, administrators, custodians, guardians, receivers, conservators, and personal representatives.

    The amendments to CERCLA include changes in the definitions contained in 42 USC 9601(20) entitled definitions. A major change in the definition of "owner" or "Operator" has the effect of limiting the liability of a financial institution that does not participate in management of an environmentally impaired property. Section 9607 of CERCLA states that owners and operators of a vessel or facility are liable for damages arising out of discharge of a hazardous substance on property. The amendment specifically states that a financial institution holding a deed of trust on real property that does not participate in the management of the operations carried out on the property is not an owner or an operator under the statute. The amendments further state that a financial institution that forecloses on such property does not incur liability simply by the act of foreclosing on the property or through the subsequent sale of the property to a third party.

INTER-COMPANY BORROWINGS

    Bank holding companies are also restricted as to the extent to which they and their subsidiaries can borrow or otherwise obtain credit from one another, or engage in certain other transactions. The "covered transactions" that an insured depository institution and its subsidiaries are permitted to engage in with their nondepository affiliates are limited to the following amounts: (1) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and the surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. In addition, extensions of credit that constitute covered transactions must be collateralized in prescribed amounts.

    "Covered transactions" are defined by statute to include a loan or extension of credit to the affiliate, a purchase of securities issued by an affiliate, a purchase of assets from the affiliate (unless otherwise exempted by the Federal Reserve Board), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit for the benefit of an affiliate. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

IMPACT OF MONETARY POLICIES

    Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and other borrowings, and the interest rate earned by banks on loans, securities and other interest-earning assets comprises the major source of banks' earnings. Thus, the earnings and growth of banks are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the FRB.
The FRB implements national monetary policy, such an seeking to curb inflation and combat recession, by its open-market dealings in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements and through adjustments to the discount rate applicable to borrowings by banks which are members of the FRB. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on Central Coast and Cypress cannot be predicted. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan loss charge-offs, thus adversely affecting a bank's net earnings.

ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has recently issued SFAS No. 125, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" effective for transactions occurring after December 31, 1996. SFAS NO. 125 requires that an asset seller must meet defined conditions to demonstrate that it has surrendered control over the assets. The failure to meet these conditions usually results in on-balance-sheet treatment for the assets and a libility for the sale proceeds received. SFAS No. 125 also requires that contracts to service are recorded as an asset or a liability based on fair value or on an allocation of the carrying amount of the financial asset. SFAS 125 covers subsequent accounting, including impairments, and eliminates the distinction between excess and normal servicing. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" to defer for one year the effective date of implementation for transactions related to repurchase agreements, dollar-roll repurchase agreements, securities lending and other similar transactions. The Company does not believe that adoption of these standards will have a significant impact on its financial position or results of operations.

GENERAL

    On June 25, 1984, the Bank formed Yuba-Sutter Financial Services Corporation ("Yuba-Sutter") as a wholly-owned subsidiary. This subsidiary is inactive.

    There has been no material effect upon the Bank's capital expenditures, earnings, or competitive position as a result of federal, state or local provisions regarding the discharge of materials into the environment.

    At December 31, 1996, the Company employed one hundred seventy-nine (179) persons including six (6) part-time employees, four (4) executive officers and forty-seven (47) other officers. None of the Company's employees is presently represented by a union or covered under a collective bargaining agreement. Management of the Company believes that its employee relations are excellent.

ITEM 2.  PROPERTIES

    The Bank currently conducts its banking operations from an administrative office, seven (7) branch offices and two loan production offices and another loan production office is scheduled to open in the second quarter of 1997.

    The Bank's principal office in Yuba City, California, is located at 777 Colusa Avenue in a modern, single story, shopping center end building which has drive-up windows and off-street parking for its customers. This office was opened in 1982.

    In 1991, the Bank purchased a building located at 1005 Stafford Way, Yuba City, California, located directly behind its main branch. This building serves as the headquarters for the Company. The Bank's note department will move from the Bank's Colusa Avenue office to this location in the second quarter of 1997, after the Company's headquarters have moved to another location.

    The Bank purchased land for the Bank's office at 1221 Bridge Street, Yuba City, in 1978. In 1991, the Bank purchased a combined retail and office building with parking located at 1227 Bridge Street, adjacent to the Bank's Bridge Street branch. Presently, the Bank's Data Center, Administrative services and financial consulting services are located in this building. In the second quarter of 1997, the Company's and the Bank's headquarters will be moved to this location.

    The Bank's Marysville branch office was located at 231 D Street in a leased portion of an office building called "Library Square" until March 31, 1996. The Bank's lease obligations also terminated on March 31, 1996.

    The new location of the Bank's Marysville office is 700 "E" Street in Marysville. The Bank purchased this building, which was a branch of another bank, in September 1995 for a purchase price of $405,000 including all of the improvements, furniture, fixtures and equipment which were located there.

    The Bank's Colusa branch office is located at 655 Fremont Street in an office building which was converted to banking quarters. The Bank owns the land and premises for the branch.

    In 1985, the Bank purchased premises for its Arbuckle office located at the corner of Amanda and Sixth Streets. The Bank moved its Arbuckle office to this location in June, 1986. The Bank leases 1,800 square feet plus a common area of these premises to an unaffiliated party.

    In 1993, the Bank purchased the building which is now the location of its new Woodland branch office located at 203 Main Street. This was formerly the site of the Security Pacific Bank branch. The purchase price for this building of approximately 4,000 square feet was $430,100 and the Bank spent $154,381 remodeling the building.

    The Bank's former Citrus Heights loan production office was located at 6545 Sunrise Boulevard, Citrus Heights, California. The premises contained approximately 1,556 square feet of office space, and was leased for a three year term beginning on September 15, 1994. The lease was terminated on March 31, 1996. The rent during the first year was $1,400 per month and increases each year with a rent of $1,556 per month during the third year.

    On October 1, 1996, the Bank entered into a month to month lease for an office located at 2140 Professional Drive, in Roseville, California where it has a real estate LPO. The rent is $405 per month plus an additional $235 per month for office services.

    On April 30, 1996, the Bank entered into a lease for premises located at 194 East Sixth Street, Chico California, the site of one of its LPOs. The lease is for two (2) years commencing on June 1, 1996 at a rent of $900 per month.
The lease provides for three options to renew for a period of two (2) years each.

    On December 2, 1996, the Bank purchased a former bank branch located at 995 Tharp Road in Yuba City, California for a purchase price of $650,000. After remodeling, the Bank relocated its Agricultural Real Estate and Residential Real Estate Departments at this location.

    In connection with the purchase of E.P.I., the Bank entered into a lease for premises where E.P.I. is located at 6929 Sunrise Boulevard in Citrus Heights. The lease commenced on August 1, 1996 at a monthly rent of $3,322 which increased to $3,449 on November 1, 1996 and until the lease terminates on December 31, 1997.


ITEM 3.  LEGAL PROCEEDINGS

    The Company is a party to ordinary routine litigation incidental to its business and is not a party to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.


                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is trading on the NASDAQ National Market under the trading symbol "CIBN". The Company's Common Stock began trading on the NASDAQ National Market on July 31, 1996. Prior to that time, the Company's Common Stock was listed on the NASDAQ Bulletin Board and was the subject of limited trading.

    Set forth below is information regarding trading in the Company's Common Stock for the last two years.

    The prices indicated below may not necessarily represent actual transactions.

                       SALE PRICE OF COMMON STOCK
                       --------------------------
PERIOD ENDED 1996          BID            ASK
                       -----------    -----------
March 31                 $19.52          $20.48
June 30                   18.10           21.90
September 30              22.75           23.00
December 31               24.00           25.00

PERIOD ENDED 1995         BID              ASK
                       -----------    -----------
March 31                 $18.10          $18.57
June 30                   18.10           18.70
September 30              19.76           20.40
December 31               18.10           18.46

    Cash dividends paid on the Company's Common Stock were $.42 per share for the year ending December 31, 1996, and $.41 per share for the year ending December 31, 1995, both adjusted to reflect the 5 percent stock dividends paid on July 14, 1995 and September 20, 1996, and a 5-for-4 stock split paid on May 26, 1994.

    It is currently the intention of the Board of Directors of the Company to pay cash dividends on a quarterly basis. However, there is no assurance that cash dividends will be paid in the future as they are dependent upon the earnings, financial condition and capital requirements of the Company and its subsidiary, Feather River State Bank, as well as legal and regulatory requirements. As of December 31, 1996, the Company had $6,792,619 available for payment of dividends to its shareholders without any restrictions.

    As of February 28, 1997, there were 1,160 holders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA




                                        1996           1995           1994           1993           1992
                                   --------------  -------------  -------------  -------------  -------------
FOR THE YEAR
Interest Income                      $20,574,833    $19,002,834    $15,120,346    $12,805,981    $12,419,781
Interest expense                       7,448,898      6,316,594      4,502,067      4,388,018      4,915,960
                                   --------------  -------------  -------------  -------------  -------------
Net Interest income                   13,125,935     12,686,240     10,618,279      8,417,963      7,503,821
Provision for loan losses                385,000        875,000        347,000        155,000        180,000
                                   --------------  -------------  -------------  -------------  -------------
Net interest income after
  provision for loan losses           12,740,935     11,811,240     10,271,279      8,262,963      7,323,821
Noninterest income                     3,136,423      2,226,967      1,878,349      2,353,021      1,922,883
Noninterest expense                  (10,269,529)    (8,936,485)    (8,189,991)    (7,118,212)    (5,999,167)
                                   --------------  -------------  -------------  -------------  -------------




                                        1996           1995           1994           1993           1992
                                   --------------  -------------  -------------  -------------  -------------
Income before provision for
  income taxes                         5,607,829      5,101,722      3,959,637      3,497,772      3,247,537
Provision for income taxes             2,206,778      2,036,000      1,540,000      1,309,000      1,200,000
                                   --------------  -------------  -------------  -------------  -------------
Net income                           $ 3,401,051    $ 3,065,722    $ 2,419,637    $ 2,188,772   $  2,047,537
                                   --------------  -------------  -------------  -------------  -------------
                                   --------------  -------------  -------------  -------------  -------------

PER COMMON SHARE DATA
Net income                          $       2.18    $      1.88    $      1.52    $      1.37   $       1.28
Cash dividends                      $       0.42    $      0.41    $      0.36    $      0.29   $       0.29
Book value                          $      14.16    $     12.26    $     10.83    $      9.67   $       8.46
Dividend payout ratio                      19.05%         21.70%         23.80%         21.50%         23.10%

AVERAGE COMMON SHARES OUTSTANDING       1,560,949      1,629,474      1,588,874      1,600,926      1,605,070

FINANCIAL RATIOS
Return on average assets                    1.51%          1.56%          1.33%          1.34%          1.33%
Return on average common
  shareholders' equity                     16.71%         17.54%         15.92%         17.88%         19.46%
Net interest margin                         5.64%          5.45%          4.96%          4.25%          3.95%
Net charge-offs to average
  loans, net                                0.16%          0.19%          0.12%          0.34%         (0.01%)
Allowance for loan loss as a
  percent of net loans                      2.68%          3.05%          2.57%          2.87%          3.13%
Efficiency ratio                           63.05%         59.92%         65.54%         66.09%         63.64%




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996

THE COMPANY
California Independent Bancorp (the "Company") through its wholly-owned subsidiary, Feather River State Bank (the "Bank"), engages in a broad range of financial service activities. The Bank commenced operations in 1977. The Company was formed in 1995 and, after receiving regulatory and shareholder approval, became the bank holding company for the Bank in May 1995. In October 1996, the Bank acquired E.P.I. Leasing Co., Inc., ("EPI") and operates it as a subsidiary. The Bank's other subsidiary, Yuba-Sutter Financial Services, Inc., is currently inactive.

SUMMARY OF FINANCIAL RESULTS
In 1996, the Company's earnings increased to $3,401,000 or 10.9%, representing the fourteenth consecutive year of increases in net income. In 1995, earnings were $3,066,000, an increase of 26.7% from 1994. Earnings per share in 1996 were $2.18 an increase of 16.0% as compared to earnings of $1.88 per share in 1995, which was an increase of 23.7% from 1994.

The Company paid cash dividends of $.36 per share in 1994, $.41 per share in 1995 and $.42 in 1996, 5% stock dividends in 1995 and 1996, and a 5-for-4 stock split of its Common Stock in 1994. Earnings per share have been adjusted retroactively to reflect the stock dividends and stock split.

The increase in the Company's earnings from 1994 to 1996 generally reflects an increase in the volume of interest-earning assets and the economic recovery in Northern California.

Certain information concerning the Company's average balances, yields and rates on average interest-earning assets and interest-bearing liabilities is set forth in the table below.

The Company's average interest-earning assets increased from $155,309,000 in 1994, to $175,020,000 in 1995, and to $201,233,000 in 1996, while the average yield on these assets increased in 1995 to 10.86% from 9.74% in 1994, and then declined in 1996 to 10.22%. The increase in average yield in 1995 reflected a rising interest rate environment from the previous year, while the decrease in average yield in 1996 of .64% reflects both a decrease in prevailing interest rates nationally and amongst the Company's local competitors. Average interest-bearing liabilities, consisting of interest paid on interest-bearing deposits, increased from $129,454,000 in 1994, to $141,339,000 in 1995, and $162,582,000
in 1996, while the average rate paid on these deposits was 3.48%, 4.47%, and 4.58% respectively. The increase in interest rates on deposits is reflective of the increase in market rates.

Noninterest-bearing demand accounts, consisting primarily of business checking accounts, has increased from $36,912,000 in 1994, to $35,864,000 in 1995, and to $40,128,000 in 1996. The increase in both interest-bearing and noninterest-bearing deposits from 1995 to 1996, reflects normal growth and also reflects the closing of branches by large statewide banks in Marysville, where the branch accounted for a significant part of the overall increase in deposits.

Management believes that the Company has adequate liquidity to meet its needs such as funding the undisbursed portion of borrower's lines of credit, withdrawals by depositors, managing interest and market rate risk in the event of significant changes in interest rates, and meeting its cash needs. Federal Funds Sold is the means by which the Company invests its excess cash overnight with other banks.

--------------------------------------------------------------------------------


AVERAGE BALANCE SHEETS



                                           1996                              1995                                1994
                           -------------------------------   ---------------------------------   --------------------------------

                             Average     Yield/   Interest     Average     Yield/    Interest      Average     Yield/    Interest
                             Balance      Rate     Amount      Balance      Rate      Amount       Balance      Rate      Amount
                           -----------   ------ ----------   -----------   ------  ----------    ----------    ------  ----------
                                                                     (Dollars in thousands)

Assets
Earning-assets
  Short-term investments:
    Federal funds sold     $27,962,872    5.30% $1,482,801   $12,305,263    5.73%    $705,422    $8,872,954     4.44%    $393,770
                           -----------   ------ ----------   -----------   ------  ----------    ----------    ------  ----------
     Total                 $27,962,872    5.30% $1,482,801   $12,305,263    5.73%    $705,422    $8,872,954     4.44%    $393,770
                           -----------   ------ ----------   -----------   ------  ----------    ----------    ------  ----------
Investment securities:
  Taxable                   20,654,011    7.70%  1,591,086    26,081,024    6.99%   1,823,710    22,202,577     5.16%   1,146,082
  Nontaxable                 4,322,277    6.36%    274,808     4,741,005    6.61%     313,293     5,276,970     6.84%     360,830
                           -----------   ------ ----------   -----------   ------  ----------    ----------    ------  ----------
Total                       24,976,288    7.47%  1,865,894    30,822,029    6.93%   2,137,003    27,479,547     5.48%   1,506,912
                           -----------   ------ ----------   -----------   ------  ----------    ----------    ------  ----------


AVERAGE BALANCE SHEETS (CONTINUED)

                                           1996                              1995                                1994
                           --------------------------------   ----------------------------------   ---------------------------------

                             Average     Yield/    Interest     Average     Yield/     Interest      Average     Yield/     Interest
                             Balance      Rate      Amount      Balance      Rate       Amount       Balance      Rate       Amount
                           -----------   ------  ----------   -----------   ------   ----------    ----------    ------   ----------
                                                                        (Dollars in thousands)

Loans: (1)                 148,293,868   11.62%  17,226,138   131,892,742   12.25%   16,160,409   118,956,336    11.11%   13,219,664
                          ------------   ------- ----------  ------------   ------  -----------  ------------    ------  -----------
Total earning assets      $201,233,028   10.22% $20,574,833  $175,020,034   10.86%  $19,002,834  $155,308,837     9.74%  $15,120,346
                          ------------   ------ -----------  ------------   ------  -----------  ------------    ------  -----------
  Allowance for
    possible loan losses   (3,952,228)                        (3,592,222)                         (3,157,839)
Nonearning assets
  Cash and due from banks $ 13,751,241                       $ 11,579,838                        $ 17,887,422
  Premises and equipment     6,769,581                          6,214,843                           6,237,337
  Other                      7,140,684                          7,225,503                           5,906,097
                          ------------                       ------------                        ------------
Total nonearning assets     27,661,506                         25,020,184                          30,030,856
Total assets              $224,942,306                       $196,447,996                        $182,181,854
                          ------------                       ------------                        ------------
                          ------------                       ------------                        ------------

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  Demand, savings and
    money market          $ 92,765,254    3.80% $ 3,524,331  $ 87,893,048    3.65% $  3,211,937 $  96,101,626     3.01% $  2,894,702
                          ------------   ------ -----------  ------------   ------  -----------  ------------    ------  -----------
   Time certificates        68,959,042    5.64%   3,891,406    52,245,879    5.82%    3,041,354    32,452,971     4.82%    1,564,253
   Other                       858,176    3.86%      33,161     1,200,548    5.27%       63,303       899,241     4.79%       43,112
                          ------------   ------ -----------  ------------   ------  -----------  ------------    ------  -----------
Total                     $162,582,472    4.58% $ 7,448,898  $141,339,475    4.47% $  6,316,594  $129,453,838     3.48% $  4,502,067
                          ------------   ------ -----------  ------------   ------  -----------  ------------    ------  -----------
Noninterest-bearing
  deposits and other
  liabilities:
  Demand,
    noninterest-bearing   $ 40,127,679                       $ 35,863,668                        $ 36,912,054
  Other liabilities          1,881,981                          1,768,835                             620,713
  Shareholders' equity      20,350,174                         17,476,018                          15,195,249
                         -------------                       ------------                        ------------
Total                     $ 62,359,834                        $55,108,521                        $ 52,728,016
                         -------------                       ------------                        ------------
Total liabilities and
  shareholders' equity    $224,942,306                       $196,447,996                        $182,181,854
                         -------------                       ------------                        ------------
                         -------------                       ------------                        ------------
Net interest income                             $11,283,053                         $12,686,240                          $10,618,279
Net interest margin                       5.64%                              6.39%                                6.26%
                                        -------                            -------                              -------





(1) Includes loan origination fees of $808,336 for 1996; $1,854,024 for 1995; $2,020,074 for 1994.

--------------------------------------------------------------------------------

NET INTEREST INCOME
Net interest income, the difference between interest earned on loans and investments and the interest paid on deposits and other sources of funds, is the principal component of the Company's earnings. The preceding table shows the composition of average earning assets and average interest-bearing liabilities, average yields and rates, and the Company's net interest margin.

Interest income increased from $15,120,000 in 1994, to $19,003,000 in 1995, and $20,575,000 in 1996, or by 25.7% in 1995 and 8.27% in 1996. The average interest rate earned on loans was 11.62% in 1996 versus 12.25% in 1995 and 11.11% in 1994. The Company's loan portfolio consists mainly of loans that reprice immediately with changes in the prime rate and, therefore, closely follow interest rate trends. The increase in 1995 is a result of an increase in the volume of interest-earning assets and a larger net interest margin due to the average yield on interest-earning assets increasing more steeply than the average rate paid on interest-bearing liabilities. The increase in interest income in 1996 is due to the increase in the volume of interest-earning assets as both average yield and the net interest margin decreased.

Average Federal Funds Sold were $8,873,000 in 1994, $12,305,000 in 1995, and $27,963,000 in 1996, representing increases of 38.7% in 1995 and 127% in 1996.
The increase in Federal Funds Sold in 1996 is due to the increase in both interest and noninterest-bearing deposits of $25,507,000 and a lower average balance of investment securities.

Total interest expense increased from $4,502,000 in 1994, to $6,317,000 in 1995, and to $7,449,000 in 1996, or an increase of 40.3% in 1995, and 17.9% in 1996.
The volume of average interest-bearing liabilities increased by 15.0% in 1996, 9.0% in 1995, and 12.8% in 1994. The increase in the Company's cost of funds is due to increases in both volume and rate.

The Company's net yield on interest-earning assets is affected by changes in the rates earned and paid and the volume of interest-earning assets and interest-bearing liabilities. The impact of changes in volume and rate on net interest income in 1996 and 1995 is shown in the following table. Changes attributable to both volume and rate have been allocated to rate.

--------------------------------------------------------------------------------



CHANGES IN VOLUME/RATE



                                                      1996 Compared to 1995          1995 Compared to 1994
                                                   ----------------------------   ---------------------------
                                                    Volume     Rate      Total    Volume     Rate      Total
                                                   --------  --------   -------   -------   -------   -------
                                                                         (Dollars in thousands)
Federal funds sold                                  $   897  $   (119)   $  778   $   152   $   159    $  311
Investment securities:
  Taxable                                              (379)      146      (233)      200       478       678
  Nontaxable                                            (28)      (10)      (38)      (36)       84       (48)
Loans                                                 2,009    (2,786)     (777)    1,437     1,504     2,941
                                                   --------  --------   -------   -------   -------   -------
     Total                                           $2,499   $(2,769)    $(270)   $1,753    $2,129    $3,882
                                                   --------  --------   -------   -------   -------   -------
                                                   --------  --------   -------   -------   -------   -------

Demand, savings and
  money market                                          178       134       312      (247)      564       317
Time certificates                                       973      (123)      850       954       523     1,477
                                                   --------  --------   -------   -------   -------   -------
    Total                                            $1,151   $(1,181)   $  (30)  $   707    $1,087    $1,794
                                                   --------  --------   -------   -------   -------   -------
Increase in net interest income                      $1,349   $(1,589)    $(240)   $1,046    $1,042    $2,088
                                                   --------  --------   -------   -------   -------   -------
                                                   --------  --------   -------   -------   -------   -------




--------------------------------------------------------------------------------

LOANS
Outstanding total loans averaged $148,294,000 in 1996 as compared to $131,893,000 in 1995, and $118,956,000 in 1994. This represents increases of
$16,401,000 or 12.4% in 1996, $12,937,000 or 10.9% in 1995, and $3,562,000 or
3.1% in 1994. While the Company continues to emphasize its agricultural lending and lending under programs such as the Federal Agricultural Mortgage Corporation (Farmer Mac) and Farmers Service Agency (FSA), the increase in average total loans in 1995 and 1996 primarily reflects increases in loans for real estate construction and land development due to the economic recovery in the Company's market area and a significant increase in lease financing. In 1996, the Company purchased equipment leases from three sources including EPI, which it acquired in October 1996. The Company purchases leases with its excess liquidity as the average yield on leases is in excess of 10%.

The following table summarizes the composition of the loan portfolio as of December 31 for the years indicated:

--------------------------------------------------------------------------------

COMPOSITION OF LOAN PORTFOLIO


                                                                               December 31,
                                             --------------------------------------------------------------------------
                                                   1996           1995           1994           1993           1992
Commercial and agricultural                   $  71,527,482  $  74,355,093  $  69,143,245  $  51,166,003  $  41,646,415
Real estate-construction                         29,916,204     18,048,005     12,647,669     15,619,506     11,159,497
Real estate-mortgage                             28,564,640     28,288,337     33,450,751     37,435,688     46,508,307
Consumer                                          2,983,939      2,814,717      3,111,243      2,923,728      3,513,747
Lease financing                                  15,892,783      3,216,140      6,501,110         23,844        137,476
Other                                             2,214,574      1,522,174      3,109,201        464,524      3,152,019
                                             --------------  -------------  -------------  ------------- --------------
     Total                                     $151,099,622   $128,244,466   $127,963,219   $107,633,293   $106,117,461
                                             --------------  -------------  -------------  ------------- --------------
                                             --------------  -------------  -------------  ------------- --------------


The Company lends to consumers, small to medium-sized businesses and farmers.

A significant portion of the Company's loan portfolio consists of loans secured by residential, commercial and agricultural real estate.

Real estate mortgage and construction loans and agricultural real estate equalled $58,481,000 or 38.7% and $46,336,000 or 36.13% of the total loan portfolio at December 31, 1996 and 1995, respectively. These loans are secured by real estate, and advances are limited to 65% to 80% of appraised value depending on the type of loan.

The Company makes agricultural production loans and other agricultural loans which are secured by the crops and the proceeds. These loans generally are at their peak in the third quarter of each year. The Company had $46,786,000 or 31.0% and $49,966,000 or 39.0% of its loan portfolio in agricultural production loans outstanding at December 31, 1996 and 1995, respectively. Approximately 15% of these loans are guaranteed by the Farm Service Agency (FSA).

In October 1995, the Company established a Commercial Finance Division. The Commercial Finance Division makes commercial and industrial loans to small and medium-sized businesses for working capital, inventory and equipment. These loans are secured by the assets being financed or by the customer's receivables, with loan-to-value ratios which generally do not exceed 75%. The Company also does factoring (the purchase of accounts receivable) at discounts from 50% to 80% of the amount of the accounts receivable which are purchased. At December 31, 1996, the Commercial Finance Division had outstanding extensions of credit of approximately $4,500,000.

The Company originates mortgage loans on residential and agricultural properties which it sells into the secondary market in order to divest itself of the interest rate risk associated with these mostly fixed-interest rate products. The Company accounts for these loans in accordance with the Emerging Issues Task Force Issues No. 88-11, "Allocation of Recorded Investment when a Loan is Sold", No. 86-38, "Implication of Mortgage Prepayments on Amortization of Servicing Rights", and No. 84-21, "Sale of a Loan with a Partial Participation Retained". These loans are sold without recourse.

As of December 31, 1996, 1995, and 1994, total loans serviced by the Company were $107,637,000, $107,141,759 and $105,307,587. Total loans sold by the
Company were $28,297,103 in 1996, an increase of 217% from 1995; $8,935,100 in
1995, a decrease of 49.28% from 1994; and $17,617,681 in 1994. The decrease in loans sold in 1995 reflects a change in the market for residential mortgage loans and the Company's decreased activity in that area. The significant increase in loans sold in 1996 reflects both Farmer Mac and FSA changing their procedures for the sale of loans into the secondary market whereby they purchase the loans directly from the Company rather than have "poolers" purchase these loans to assemble a pool of loans to be sold in the secondary market. This has made it easier and less time consuming for the Company to sell these loans. The Company in 1996 sold many of these loans as servicing released, as the Company receives more income per loan if it is sold in this manner.

INTEREST RATE SENSITIVITY
Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. If more liabilities than assets reprice in a given period (a liability sensitive position), market interest rate changes will be reflected more quickly in liability rates. If interest rates decline, a liability sensitive position will benefit net income. Alternatively, where assets reprice more quickly than liabilities in a given period (an asset sensitive position), a decline in market rates will have an adverse effect on net interest income.

Management's objective is to maintain the stability of the net interest margin in times of fluctuating interest rates by maintaining an appropriate mix of interest rate sensitive assets and liabilities.

The following table presents the interest rate sensitivity of the Company as of December 31, 1996.

INTEREST RATE SENSITIVITY AS OF DECEMBER 31, 1996



                                                                          Repricing Opportunity
                                                    0-90          91-180        181-365          Over
                                                    Days           Days          Days          One Year         Total
                                                 ----------     ----------   ------------     ----------      ---------
                                                                         (Dollars in thousands)
Federal funds sold                                $  41,300     $        0   $          0     $        0      $  41,300
Loans                                               121,598          5,862          3,121         20,519        151,100
Taxable investments                                       6          4,830          1,990         24,298         31,124
Nontaxable investments                                  115            150          1,575          1,700          3,540
                                                 ----------     ----------   ------------     ----------      ---------
     Total earning assets                          $163,019        $10,842      $   6,686        $46,517       $227,064
                                                 ----------     ----------   ------------     ----------      ---------
                                                 ----------     ----------   ------------     ----------      ---------

Interest-bearing demand                              33,659              0              0              0         33,659
Savings and money market deposits                    67,756              0              0              0         67,756
Time certificates                                    29,028         19,695         22,574         10,063         81,360
                                                 ----------     ----------   ------------     ----------      ---------
     Total interest-bearing liabilities             130,443         19,695         22,574         10,063        182,775
                                                 ----------     ----------   ------------     ----------      ---------
Gap                                               $  32,576       $(8,853)      $(15,888)        $36,454      $  44,289
                                                 ----------     ----------   ------------     ----------      ---------
Cumulative gap                                       32,576         23,723          7,835         44,289
                                                 ----------     ----------   ------------     ----------
                                                 ----------     ----------   ------------     ----------






--------------------------------------------------------------------------------

Management does not manage its interest rate sensitivity to maximize income based on its prediction of interest rates, but to minimize interest rate risk to the Company by stabilizing the Company's net interest margin in all interest rate environments.

Additionally, the Company is subject to considerable competitive pressure in generating deposits and loans at rates and terms prevailing in the Company's market areas.

Management has developed a matrix that calculates pre-tax impact on earnings as determined by its gap position, that takes into consideration delays in the timing of repricing based on actual experience. The matrix is of a static nature and assumes that Management and market forces effect no changes and leave the rate-sensitive balance sheet virtually unchanged.

QUALITY OF LOANS
Inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan extended and the creditworthiness of the borrower. To reflect the estimated risks of loss associated with its loan portfolio, provisions are made to the Company's allowance for loan losses. As an integral part of this process, the allowance for loan losses is subject to review and possible adjustment as a result of regulatory examinations conducted by governmental agencies and through Management's assessment of risk.

The Company uses the allowance method in providing for loan losses. Loan losses are charged to the allowance for loan losses and recoveries are credited to it.

Management believes that the total allowance for loan losses is adequate and continues to be maintained at a level above the Company's peer group, particularly when considering the Company's historically lower level of loan losses. While Management uses available information to provide for loan losses, future additions to the allowance may be necessary based on changes in economic conditions.

The allowance for loan losses at December 31, 1996, was $4,053,000 or 2.68% of total loans outstanding as compared to $3,911,000 or 3.05% of total loans outstanding at December 31, 1995. Management believes that the allowance for loan losses at December 31, 1996, was adequate to provide for losses that can be reasonably anticipated.

Additions to the allowance for loan losses are made by provisions for possible loan losses. The provision for possible loan losses is charged to operating expense and is based upon past loan loss experience and estimates of potential losses which, in Management's judgment, deserve current recognition. Management determines the appropriate size of the allowance for loan losses based upon specific allocations for classified loans and a general allocation for other loans based upon the loss experience during the past twelve rolling months for each particular type of loan. Other factors considered by Management include growth, composition and overall quality of the loan portfolio, and current economic conditions that may affect the borrower's ability to pay. Actual losses may vary from current estimates. The estimates are reviewed periodically, and adjustments, as necessary, are charged to operations in the period in which they became known.

--------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSESS



                                                    1996           1995           1994           1993           1992
                                                 ----------     ----------     ----------     ----------    -----------
                                                                         (Dollars in thousands)
Total loans outstanding                            $151,100       $128,244       $127,963       $107,633      $106,117
Average net loans                                   148,294        131,893        118,956        115,394       126,869

BALANCE, JANUARY 1                                    3,911          3,288          3,087          3,320         3,128
Charge-offs by loan category
  Commercial                                            323            413             29            133           376
  Consumer                                                0             46             43              8             2
  Real Estate                                             4             96            125            300             0
                                                 ----------     ----------     ----------     ----------    -----------
     Total                                       $      327     $      555     $      197     $      441    $      378
                                                 ----------     ----------     ----------     ----------    -----------
Recoveries by loan category
  Commercial                                            $53     $      249            $48    $        18    $      380
  Consumer                                               31             44              3              5             9
  Real Estate                                             0             10              0             30             1
                                                 ----------     ----------     ----------     ----------    -----------
     Total                                      $        84     $      303    $        51    $        53    $      390
                                                 ----------     ----------     ----------     ----------    -----------
Net charge-offs (recoveries)                            243            252            146            388           (12)
Provision charged to expense                            385            875            347            155           180
                                                 ----------     ----------     ----------     ----------    -----------
BALANCE, DECEMBER 31                             $    4,053     $    3,911      $   3,288      $   3,087     $   3,320
                                                 ----------     ----------     ----------     ----------    -----------
                                                 ----------     ----------     ----------     ----------    -----------
Ratios:
  Net charge-offs (recoveries)
    to average loans                                  0.16%          0.19%          0.12%          0.34%       (0.01)%
Allowance to loans at end of year                     2.68%          3.05%          2.57%           .87%         3.13%





--------------------------------------------------------------------------------

The Company had loan charge-offs of $327,000 in 1996, $555,000 in 1995, and $197,000 in 1994, and net loan charge-offs (which include recoveries) of $243,000, $252,000 and $146,000 in 1996, 1995 and 1994, respectively. These net charge-offs are equal to .16%, .19% and .12% of average loans for 1996, 1995 and 1994. The charged-off loans in 1996 included two row crop loans consisting of a charge-off of $203,000 of a loan with an original balance of $1,500,000, and a charge-off of $42,000 from an original balance of $450,000, and a letter of credit of $35,000, which the Company was obligated to pay when its customer defaulted on an obligation. The Company has recovered approximately $6,000 from its customer regarding the letter of credit and recoveries are expected to continue, but there can be no assurance that the Company will recover the full amount. In 1995, the Company charged-off $194,000 consisting of three unsecured loans to one borrower and recovered this same amount during the year. The Company also charged-off a real estate loan to another borrower in 1995 with a remaining balance of $55,000, which was also recovered during the year. The remainder of the loan charge-offs in 1995 consisted of 11 loans of various dollar amounts and a $55,000 writedown of property subsequently transfered to OREO.

ALLOCATION OF ALLOWANCE




                                       1996                1995                1994                1993                1992
                                   Category to          Category to        Category to          Category to        Category to
                                -----------------    ----------------    ----------------   -----------------    ----------------
                                   $         %         $         %         $         %         $         %         $         %
                                -------   -------    ------   -------    ------   -------   -------   -------    ------   -------
                                                                      (Dollars in thousands)
Loans in Each Category
to Toal Loans
Balance applicable to:
Commercial and
  agricultural                   $1,918    47.34%    $2,267    57.98%    $1,776    54.03%    $1,467    47.54%    $1,302    39.25%
Real Estate-
  construction                      802    19.80%       550    14.07%       325     9.88%       448    14.51%       349    10.52%
Real Estate-
  mortgage                          766    18.90%       863    22.06%       860    26.14%     1,074    34.78%     1,455    43.83%
Consumer                             80     1.97%        86     2.19%        80     2.43%        84     2.72%       110     3.31%
Other                               487    11.99%       145     3.70%       247     7.52%        14      .45%       104     3.09%
                                -------   -------    ------   -------    ------   -------   -------   -------    ------   -------
Total                            $4,053   100.00%    $3,911   100.00%    $3,288   100.00%    $3,087   100.00%    $3,320   100.00%
                                -------   -------    ------   -------    ------   -------   -------   -------    ------   -------
                                -------   -------    ------   -------    ------   -------   -------   -------    ------   -------
Nonperforming Loans
Loans Accounted for on
  a Nonaccrual Basis            $   846             $   293              $1,110              $1,355              $1,042
Other Loans Contractually
  Past Due 90 Days or More        2,202                  60                  50                 317                  20
                                -------              ------              ------             -------              ------
Total                            $3,048             $   353              $1,160              $1,672              $1,062
                                -------              ------              ------             -------              ------
                                -------              ------              ------             -------              ------




--------------------------------------------------------------------------------

Any allocation or breakdown in the allowance for loan losses lends an appearance of exactness that does not exist. Thus, the allocation above should not be interpreted as an indication of expected amounts or categories where charge-offs will occur. The allocation of the allowance for loan losses as of the end of the last five fiscal years is summarized in the table above.

NONPERFORMING LOANS
Loans are generally placed on nonaccrual status when they are 90 days past due as to either interest or principal. At that time, any accrued but uncollected interest is reversed, and additional income is recorded on a cash basis as payments are received. However, loans that are in the process of renewal in the normal course of business, or are well-secured and in the process of collection, may not be placed on nonaccrual status, at the discretion of Management. A nonaccrual loan may be restored to an accrual basis when interest and principal payments are current and the prospects for future payments are no longer in doubt.

At December 31, 1996, nonaccrual loans amounted to $846,000 or .56% of total loans as compared to $293,000 or .23% of total loans, at December 31, 1995, and $1,110,000 or .87% of total loans at December 31, 1994. The decrease in nonaccrual loans from 1994 to 1995 primarily reflects the recovering economy at that time. At December 31, 1996, the increase in nonaccrual loans included three loans totalling approximately $542,000 for development of residential property where it was necessary for the developer to change the type of housing to be built. Additionally, land values in this area decreased because of over-building. The Company is in negotiation with the borrower to restructure the loan which would include additional collateral in order to reduce the loan-to-value ratio to a more appropriate level. Other nonaccrual loans include two business loans with government guarantees, a business loan on which the Company now expects to be provided with collateral and a crop loan which is 90% guaranteed by FSA.

Nonaccrual loans at December 31, 1995, consisted of three loans, two of which were real estate loans on which the Company anticipated full recovery as the remaining loan balance was below the market value of the real estate, and another loan which was a FSA guaranteed as to 90% of the loan.

Loans past due 90 days or more as to principal or interest increased in 1996 to $2,202,000 as compared to $60,000 in 1995 and $50,000 in 1994. The significant increase of 357% in loans past due 90 days or more consists primarily of three loans totalling approximately $1,875,000. The Company is negotiating with the borrower regarding the largest of these loans, a $1,000,000 loan for livestock operations, to restructure the loan into a three-year term loan. The second largest loan is a $700,000 business loan, which is now accruing.

The Company is negotiating with the borrower to restructure the loan into separate loans, with one loan to be secured by commercial real estate. The third loan, which is for approximately $175,000, is on nonaccrual as it is past due as to $1,700 in interest payments. In addition, there are equipment leases which are past due in the total amount of approximately $239,000 which were purchased from the two nonaffiliated leasing companies from which the Company purchases leases. These represent 1.4% of the leases purchased by the Company from these leasing companies, whereas the standard in the leasing industry is past dues equal to about 2% of leases outstanding.

INVESTMENTS
In 1996, the Company's investment portfolio was $34,664,000 or 13.2% of total assets, an increase from $27,428,000 or 12.78% of total assets in 1995, and from $32,809,000 or 17.0% of total assets in 1994. At December 31, 1996, 1995 and
1994, Federal Funds Sold were $41,300,000, $30,000,000 and $9,000,000 respectively. Federal Funds Sold are overnight deposits with other banks. In 1996, the increase in investment securities and Federal Funds Sold represent the investment of additional cash as growth in deposits exceeded the growth in loans. In 1995, the increase in Federal Funds Sold was due to the additional purchase of Federal Funds which were yielding a higher interest rate than 5-year U.S. Treasury securities.

Under Statement of Financial Accounting Standard No. 115 (SFAS 115), investments of a bank in debt and equity securities must be classified in three different categories: "Trading", "Available-for-Sale", and "Held-to-Maturity", and there are different accounting methods for each category. The Company has classified all of its investment securities as either "Available-for-Sale" or "Held-to-Maturity". SFAS 115 requires that any unrealized gain or loss of the "Available-for-Sale" category be reported as an adjustment to the Company's equity capital, even though this gain or loss would only be realized if the investment were actually sold.

If the investment is in the "Held-to-Maturity" category, no unrealized gains or losses need be reported.

The following table summarizes the distribution of the Company's investment securities as of December 31, 1996 and 1995.

--------------------------------------------------------------------------------


INVESTMENTS



                                                                                  Gross          Gross
                                                                Amortized      Unrealized     Unrealized       Fair
                                                                  Cost            Gains          Losses       Value
                                                              ------------     ----------     ----------   ------------
December 31, 1996
Available-for-sale:
  U.S. Treasury securities and obligations of U.S.
    government agencies                                        $11,405,179     $    5,915       $(36,631)   $11,374,463
                                                              ------------     ----------     ----------   ------------
                                                              ------------     ----------     ----------   ------------

 Held-to-maturity:
  U.S. Treasury securities and obligations of U.S.
    government agencies                                        $15,720,573       $140,302      $  (1,158)   $15,859,717
  Obligations of states and political subdivisions               3,576,412         92,434        (22,159)     3,646,687
  Corporate obligations and other securities                     3,992,185         27,109              0      4,019,294
                                                              ------------     ----------     ----------   ------------
                                                               $23,289,170       $259,845       $(23,317)   $23,525,698
                                                              ------------     ----------     ----------   ------------
                                                              ------------     ----------     ----------   ------------

December 31, 1995
Available-for-sale:
  U.S. Treasury securities and obligations of U.S.
    government agencies                                       $  5,847,100      $  47,652      $  (4,566)  $  5,890,186
                                                              ------------     ----------     ----------   ------------
                                                              ------------     ----------     ----------   ------------
Held-to-maturity:
  U.S. Treasury securities  and obligations of U.S.
    government agencies                                       $  9,722,535       $352,824      $       0    $10,075,359
  Obligations of states and political subdivisions               4,905,291        154,675         (3,152)     5,056,814
    Corporate obligations and other securities                   6,909,942        116,710        (26,875)     6,999,777
                                                              ------------     ----------     ----------   ------------
                                                               $21,537,768       $624,209       $(30,027)   $22,131,950
                                                              ------------     ----------     ----------   ------------
                                                              ------------     ----------     ----------   ------------


As of December 31, 1996, the Company's "Available-for-Sale" category adjustment reflected a net unrealized loss of $18,000 net of taxes, and the approximate market value of the Company's total investment portfolio was $34,900,000, reflecting an unrealized gain of $206,000.

As of December 31, 1995, the Company's "Available-for-Sale" category adjustment of capital reflected an unrealized gain of $24,900 net of taxes, and the approximate market value of the Company's total investment portfolio was $28,022,000, reflecting an unrealized gain of $637,000.

The Company had investment securities pledged as collateral for certain deposits, typically deposits of government entities of $10,375,000, $10,410,000 and $9,904,000 at December 31, 1996, 1995 and 1994, respectively.

FUNDING
Total deposits at December 31, 1996, 1995 and 1994 were $237,892,000, $193,296,000 and $175,112,000, an increase of $44,596,000 or 23.1% during 1996 and $18,184,000 or 10.38% during 1995. Average total deposits were $202,710,000 in 1996, $177,203,000 in 1995 and $166,366,000 in 1994. The increase in deposits in 1996 reflects both normal growth and the acquisition of deposits resulting from branch consolidations and closings in the Company's market area by large statewide banks. The increase in deposits during 1995 is partially a result of depositors shifting funds to bank deposits from other investments as interest rates on bank deposits increased significantly from the beginning of 1994 through 1995. Average deposits in time certificates increased from $32,453,000 in 1994 to $52,246,000 or 61% in 1995, and to $68,959,000 or 31.99% in 1996. The
increase in 1995 reflects in part the aforementioned movement from other investments, and depositors shifting funds from other interest-bearing accounts at the Company to higher yielding time certificates, and in 1996 primarily reflects the acquisition of new deposits. The Company has been able to attract deposits by providing interest rates on deposits competitive with other financial institutions in its market area.

The table below sets forth information for the last three fiscal years regarding the Company's average deposits and the average rate paid on each of the deposit categories.

--------------------------------------------------------------------------------

AVERAGE DEPOSITS


                                                            1996               1995                 1994
                                                   ------------------   -----------------   ------------------
                                                    Average             Average             Average
                                                    Balance      Rate   Balance      Rate   Balance      Rate
                                                   --------    ------   -------     -----  --------     -----
                                                                     (Dollars in thousands)

Demand, noninterest-bearing                         $40,128         -   $35,864         -   $36,912         -
Demand, savings, and
  money market, interest-bearing                     92,765     3.80%    87,893     3.65%    96,102     3.01%
Time certificates                                    68,959     5.64%    52,246     5.82%    32,453     4.82%





--------------------------------------------------------------------------------

The remaining maturities of the Company's certificates of deposit in amounts of $100,000 or more, including public time deposits, as of December 31, 1996, are indicated in the table below. Interest expense on these certificates of deposit totaled $1,481,000 in 1996.

MATURITY OF CERTIFICATE OF DEPOSITS $100,000 OR MORE

                                  December 31, 1996
                                  -----------------
                                    (In thousands)
Three months or less                   $12,928
Over three through six months            9,077
Over six through twelve months           8,514
Over twelve months                       3,333
                                       -------
Total                                  $33,852
                                       -------
                                       -------

NONINTEREST INCOME
Noninterest income for 1996 was $3,136,000 or an increase of 40.8%, and for 1995 was $2,227,000 or an increase of 18.6%.

The table below sets forth the components of noninterest income for the years indicated:

NONINTEREST INCOME

                         1996           1995           1994
                        ------         ------         ------
                             (Dollars in thousands)
Service charges
  and fees              $1,010         $  943         $  855
Loan servicing fees        487            482            306
Brokered loan fees         923            360            418
Gain on sale
  of OREO                  240             31             29
Other                      476            411            270
                        ------         ------         ------
Total                   $3,136         $2,227         $1,878
                        ------         ------         ------
                        ------         ------         ------

Service charges and fees on deposit accounts, the primary component in noninterest income, increased in 1996 to $1,010,000 or 7.1%, and in 1995 to $943,000 or 10.3%, due to increased activity in both years. Loan servicing fees in 1996 were $487,000, and in 1995 were $482,000, an increase of 57.6% over 1994 due to an increase in the number of loans it services. Brokered loan fees in 1996 were $923,000 an increase of 156% as a result of a higher volume of residential and agricultural mortgage loans sold into the secondary market, the sale of a significant portion of these loans on a servicing released basis, and EPI Leasing Brokered Commission Income. In 1996, the Company's gain on sale of OREO was $240,000 versus $31,000 in 1995. In both years, the gain on sale of OREO reflects the market value of the real estate property sold in that year.

--------------------------------------------------------------------------------

OTHER EXPENSES



                                                        1996                            1995                        1994
                                             ---------------------------    --------------------------  ------------------------
                                                            Percentage                    Percentage                 Percentage
                                                            of Average                    of Average                 of Average
                                               Amount     Earning Assets       Amount   Earning Assets    Amount   Earning Assets
                                             ----------   --------------    ----------  --------------  ---------  --------------
                                                                               (Dollars in thousands)
Salaries and benefits                        $    5,513            2.74%     $   4,673           2.67%  $   4,216           2.71%
Occupancy                                           572             .28%           598            .34%        546            .35%
Equipment                                           998             .50%           791            .45%        696            .45%
Advertising and promotion                           342             .17%           286            .16%        267            .17%
Stationery and supplies                             253             .13%           212            .12%        196            .13%
Assessments                                          25             .01%           220            .13%        376            .24%
Directors' fees                                     391             .19%           300            .17%        260            .17%
Other                                             2,175            1.08%         1,857           1.06%      1,632           1.05%
                                             ----------          -------    ----------          ------  ---------         -------

Total                                         $  10,269            5.10%     $   8,937           5.10%  $   8,189           5.27%
                                             ----------          -------    ----------          ------  ---------         -------
                                             ----------          -------    ----------          ------  ---------         -------

Average Earning Assets                         $201,233                       $175,020                   $155,309
                                             ----------                     ----------                  ---------
                                             ----------                     ----------                  ---------





--------------------------------------------------------------------------------

NONINTEREST EXPENSE
Noninterest expense for 1996 of $10,269,000 increased by 14.9% as compared to $8,937,000 in 1995 or an increase of 9.1%. Salaries and employee benefits of $5,513,000 in 1996, $4,673,000 in 1995, and $4,216,000 in 1994 represent increases of 17.98% and 10.8% in 1996 and 1995, respectively. The increase in 1996 reflects an increase in employment to accommodate the growth in the Company's asset size and the addition of 17 employees upon the acquisition of EPI. The increase in 1995 reflects salary increases and personnel added in connection with the Company's SBA Department at that time. The Company has closed its SBA Department due to competitive reasons, but continues to make SBA loans.

Assessments in 1996 were $25,000 or a decrease of 88.64%, and were $220,000 in 1995 or a decrease of 41.5%, reflecting reductions in FDIC insurance assessments which were reduced significantly in 1995 and again in 1996.

INCOME TAXES
The provision for income taxes was $2,207,000 in 1996, $2,036,000 in 1995, and $1,540,000 in 1994. The Company's effective tax rate was 39.4% for 1996, 39.9% for 1995, and 38.9% for 1994.

CAPITAL

The Company has sustained its growth in capital through retained earnings, net of cash dividends paid out to shareholders. Shareholders' equity increased by $3,011,000 or 15.95% to $21,886,000 in 1996, and by $2,622,000 or 16.1% to
$18,875,000 in 1995, after paying cash dividends of $.42 and $.41 per share in 1996 and 1995, respectively.

The Company and the Bank are subject to requirements of the Federal Reserve Board and FDIC, respectively, governing capital adequacy. These guidelines are intended to reflect the degree of risk associated with both on and off-balance sheet items. Financial institutions are expected to comply with a minimum ratio of qualifying total capital to risk-weighted assets of 8% at least half of which must be in Tier 1 Capital.

Federal regulatory agencies have also adopted a minimum leverage ratio of 4%, which is intended to supplement the risk-based capital requirements and to ensure that all financial institutions continue to maintain a minimum level of core capital.

The risk-based and leverage capital ratios for the Company and the Bank at December 31, 1996, are set forth below. Both the Company and the Bank exceed the minimum capital requirements.

--------------------------------------------------------------------------------

CAPITAL RATIO
AS OF DECEMBER 31, 1996



                                                         Company                        Bank
                                                 --------------------          --------------------
                                                     Amount     Ratio              Amount     Ratio
                                                 ----------   -------          ----------   -------
                                                               (Dollars in thousands)
RISK BASED CAPITAL RATIOS
Tier 1 Capital                                    $  21,813    11.31%          $   21,804    11.32%
Tier 1 Capital minimum requirement                   -7,713    -4.00%              -7,708    -4.00%
                                                 ----------   -------          ----------   -------
     Excess                                       $  14,100     7.31%          $   14,096     7.32%
                                                 ----------   -------          ----------   -------
                                                 ----------   -------          ----------   -------
Total Capital                                     $  22,918    11.89%           $  24,225    12.57%
Total Capital minimum requirement                   -15,426    -8.00%             -15,415    -8.00%
                                                 ----------   -------          ----------   -------
     Excess                                          $7,492     3.89%              $8,810     4.57%
                                                 ----------   -------          ----------   -------
                                                 ----------   -------          ----------   -------
Risk-adjusted assets                               $192,825                     $ 192,693
                                                 ----------                    ----------
                                                 ----------                    ----------
LEVERAGE CAPITAL RATIO
Tier 1 Capital to quarterly average total assets  $  21,813     8.82%           $  21,804     8.82%
Minimum leverage requirement                         -9,891    -4.00%              -9,890    -4.00%
                                                 ----------   -------          ----------   -------
     Excess                                       $  11,922     4.82%           $  11,914     4.82%
                                                 ----------   -------          ----------   -------
                                                 ----------   -------          ----------   -------
Total Quarterly average assets                     $247,274                      $247,255
                                                 ----------                    ----------
                                                 ----------                    ----------




--------------------------------------------------------------------------------

INFLATION
It is Management's opinion that the effects of inflation on the Company's financial statements for the years ended December 31, 1996, 1995 and 1994 are not material.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Audited consolidated financial statements of the Company as of December 31, 1996 and 1995 and for each of the three years in the period ended December
31, 1996 appear on pages 40 thru 67.

Consolidated Financial Statements

Report Of Independent Public Accountants

To the Shareholders and Board of Directors of California Independent Bancorp:

We have audited the accompanying consolidated balance sheets of CALIFORNIA INDEPENDENT BANCORP (a California corporation) AND SUBSIDIARIES as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Independent Bancorp and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As explained in Note 1 to the financial statements, effective January 1, 1994, the Company changed its method of accounting for certain investments in debt and equity securities as required by Statement of Financial Accounting Standards No.115.


Arthur Andersen LLP
Sacramento, California
February 28, 1997

California Independent Bancorp And Subsidiaries
Consolidated Balance Sheets - December 31, 1996 And 1995



                                                        1996               1995
                                                   ------            --------
ASSETS
Cash and due from banks                        $  22,927,881     $   17,962,704
Federal funds sold                                41,300,000         30,000,000
                                               -------------     --------------

     Cash and cash equivalents                    64,227,881         47,962,704

Investment securities held-to-maturity            23,289,170         21,537,768
Investment securities available-for-sale          11,374,463          5,890,186
                                               -------------     --------------

     Total investments                            34,663,633         27,427,954

Loans                                            134,574,987        123,707,855
Loans held-for-sale                               16,524,635          4,536,611
  Less - allowance for loan losses                (4,052,783)        (3,910,970)
                                               -------------     --------------

     Net loans                                   147,046,839        124,333,496

Premises and equipment, net                        7,420,387          6,393,687
Interest receivable                                2,213,083          1,270,868
Other real estate owned                            1,081,620            965,135
Other assets                                       5,948,888          6,222,244
                                               -------------     --------------

                                                $262,602,331       $214,576,088
                                               -------------     --------------
                                               -------------     --------------

LIABILITY AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                          $  55,117,230     $   43,826,833
  Interest-bearing                               182,775,038        149,469,624
                                               -------------     --------------

  Total deposits                                 237,892,268        193,296,457

Interest payable                                   1,406,031          1,330,077
Other liabilities                                  1,417,852          1,074,185
                                               -------------     --------------

     TOTAL LIABILITIES                           240,716,151        195,700,719
                                               -------------     --------------

Commitments
Shareholders' equity:
Common stock, no par value-
  Authorized -- 20,000,000 shares

  Issued and outstanding -- 1,546,032 shares
    in 1996 and 1,518,938 shares in 1995          11,088,190          9,303,841
  Retained earnings                               10,935,806          9,706,538
  Debt guarantee of ESOP                            (120,000)          (160,000)

Net unrealized gain (loss) on securities
  available-for-sale                                 (17,816)            24,990
                                               -------------     --------------

Total shareholders' equity                        21,886,180         18,875,369
                                               -------------     --------------

                                                $262,602,331       $214,576,088
                                               -------------     --------------
                                               -------------     --------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

California Independent Bancorp And Subsidiaries
Consolidated Statements Of Income
For The Years Ended December 31, 1996, 1995, 1994



                                                     1996           1995         1994
                                                   --------       --------     --------
INTEREST INCOME
Interest and fees on loans and leases            $17,226,138    $16,160,409    $13,219,664
Interest on investments-
   Taxable interest income                         1,591,086      1,823,710      1,146,082
   Nontaxable interest income                        274,808        313,293        360,830
Interest on federal funds sold                     1,482,801        705,422        393,770
                                                  ----------     ----------     ----------
      Total interest income                       20,574,833     19,002,834     15,120,346
                                                  ----------     ----------     ----------

INTEREST EXPENSE
Interest on deposits                               7,415,738      6,253,291      4,458,955
Interest on other borrowings                          33,160         63,303         43,112
                                                  ----------     ----------     ----------
      Total interest expense                       7,448,898      6,316,594      4,502,067
                                                  ----------     ----------    -----------
      Net interest income                         13,125,935     12,686,240     10,618,279

PROVISION FOR LOAN LOSSES                            385,000        875,000        347,000
                                                  ----------     ----------     ----------

      Net interest income after provision
         for loan losses                          12,740,935     11,811,240     10,271,279
                                                  ----------     ----------     ----------

NONINTEREST INCOME
   Service charges on deposit accounts               917,466        859,329        768,279
   Other                                           2,218,957      1,367,638      1,110,070
                                                  ----------     ----------     ----------
      Total noninterest income                     3,136,423      2,226,967      1,878,349
                                                  ----------     ----------     ----------

NONINTEREST EXPENSE
   Salaries and employee benefits                  5,512,769      4,672,500      4,216,146
   Occupancy expense                                 572,532        598,127        546,721
   Furniture and equipment expense                   998,145        791,141        695,920
   Other                                           3,186,083      2,874,717      2,731,204
                                                  ----------     ----------     ----------
      Total noninterest expense                   10,269,529      8,936,485      8,189,991
                                                  ----------     ----------     ----------

      Income before provision for income taxes     5,607,829      5,101,722      3,959,637



PROVISION FOR INCOME TAXES                         2,206,778      2,036,000      1,540,000
                                                 -----------    -----------    -----------

NET INCOME                                       $ 3,401,051    $ 3,065,722    $ 2,419,637
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------

PER SHARE AMOUNTS
   Net income per common share and
      common share equivalent                          $2.18          $1.88          $1.52
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------

Cash dividends per common share and
   common share equivalent                              $.42           $.41           $.36
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         1,560,949      1,629,474     1,588,874
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

California Independent Bancorp and Subsidiaries
Consolidated Statements Of Changes In Shareholders' Equity
For The Years Ended December 31, 1996, 1995 And 1994


                                                                               Net
                                                                            Unrealized      Debt           Net
                                                                            Gain/(Loss)  Guarantee of   Unrealized
                                                                           on Marketable  Employee     Gain(Loss)on
                                             Common Stock                     Equity        Stock        Securities
                                           ------------------   Retained                  Ownership      Available
                                           Shares      Amount   Earnings     Securities      Plan        For-Sale      Total
                                           ------      ------   --------     ----------   -----------  -----------  -----------

Balance December 31, 1993                1,073,848  $7,694,375  $6,656,642    $(19,317)    $(16,585)        $  -   $14,315,115

Net unrealized gain on transfer of
  securities to available-for-sale               -           -           -           -            -       83,201        83,201
5-for-4 stock split with cash paid in
 lieu of fractional shares                 268,618           -      (8,228)          -            -            -        (8,228)
Reduction of ESOP debt                           -           -           -           -       16,585            -        16,585
Options exercised                           18,650      70,171           -           -            -            -        70,171
Tax benefit arising from exercise of
  nonqualified stock options and
  disqualifying dispositions                     -     114,701           -           -            -            -       114,701
Cash dividends                                   -           -    (534,686)          -            -            -      (534,686)
Change in net unrealized loss on
 securities held as available-for-sale           -           -           -           -            -     (242,620)     (242,620)
Realized loss on sale of marketable
  equity securities                              -           -           -      19,317            -            -        19,317
Net income                                       -           -   2,419,637           -            -            -     2,419,637
                                       -----------  ----------  ----------   ---------     --------   ----------    ----------

Balance December 31, 1994                1,361,116   7,879,247   8,533,365           -            -     (159,419)   16,253,193

5% stock dividend with cash paid in
  lieu of fractional shares                 67,610   1,267,687  (1,276,762)          -            -            -        (9,075)
ESOP loan                                        -           -           -           -     (200,000)           -      (200,000)
Reduction of ESOP debt                           -           -           -           -       40,000            -        40,000
Options exercised                           18,162      14,587           -           -            -            -        14,587
Tax benefit arising from exercise of
  nonqualified stock options and
  disqualifying dispositions                     -     142,320           -           -            -            -       142,320
Cash dividends                                   -           -    (615,787)          -            -            -      (615,787)
Change in net unrealized gain on
 securities held as available-for-sale           -           -           -           -            -      184,409       184,409
Net income                                       -           -   3,065,722           -            -            -     3,065,722
                                       -----------  ----------  ----------   ---------     --------   ----------    ----------

Balance December 31, 1995                1,446,888   9,303,841   9,706,538           -     (160,000)      24,990    18,875,369
5% stock dividend with cash paid in
  lieu of fractional shares                 72,050   1,513,050  (1,523,842)                                            (10,792)
Reduction of ESOP debt                                                                       40,000                     40,000
Options exercised                           27,094      35,010                                                          35,010
Tax benefit arising from exercise of
  nonqualified stock options and
  disqualifying dispositions                           236,289                                                         236,289
Cash dividends                                                    (647,941)                                           (647,941)


Change in net unrealized loss on
  marketable equity securities                                                                          (42,806)      (42,806)
Net income                                                       3,401,051                                           3,401,051
                                       -----------  ----------  ----------   ---------     --------   ----------    ----------

Balance December 31, 1996                1,546,032 $11,088,190 $10,935,806           -    ($120,000)    ($17,816)  $21,886,180
                                       -----------  ----------  ----------   ---------     --------   ----------    ----------
                                       -----------  ----------  ----------   ---------     --------   ----------    ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

California Independent Bancorp And Subsidiaries
Consolidated Statements Of Cash Flows
For The Years Ended December 31, 1996, 1995, And 1994



                                                                        1996             1995             1994
                                                                     ---------        ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                        $  3,401,051     $  3,065,722     $  2,419,637
  Adjustments to reconcile net income to net cash provided
    by operating activities-
    Depreciation and amortization                                        776,561          687,353          642,186
    Provision for losses of other real estate owned                       97,823          178,506           79,000
    Provision for loan losses                                            385,000          875,000          347,000
    Provision for deferred taxes                                        (103,192)        (204,521)         (80,816)
    Investment security losses, net                                       (3,470)          12,316           17,970
    Gain on sale of loans                                                (80,952)        (142,270)               -
    (Gain) loss on sale of real estate properties, net                  (240,358)           4,218          (15,556)
    Origination of loans held-for-sale                               (10,854,337)     (19,818,618)     (23,415,728)
    Proceeds from loan sales                                          28,297,103       20,858,358       26,629,068
  (Increase) decrease in assets-
    Interest receivable                                                 (942,215)         751,854         (103,286)
    Other assets                                                         376,548       (4,329,745)        (430,302)
  Increase (decrease) in liabilities-
    Interest payable                                                      75,954          789,561          280,973
    Other liabilities                                                    383,667          101,212         (247,082)
                                                                     -----------       ----------       ----------
       Net cash provided by operating activities                      21,569,183        2,828,946        6,123,064

CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in loans                                               (6,956,353)      (1,130,175)     (24,473,319)
  Purchase of securities held-to-maturity                            (11,841,055)     (14,561,000)      (4,917,462)
  Purchase of securities available-for-sale                           (7,760,490)      (3,315,591)      (7,166,041)
  Purchase of loans held-for-sale                                    (33,967,000)               0                0
Proceeds from maturity of securities held-to-maturity                 10,326,530        6,658,000        3,777,215
Proceeds from sales and maturities of securities
   available-for-sale                                                  2,000,000       16,771,301        5,647,852
Proceeds from sales of other real estate owned                           489,246        1,370,253           53,044
Purchases of premises and equipment                                   (1,803,261)        (954,625)        (582,593)
                                                                     -----------       ----------       ----------
  Net cash provide by (used for) investing activities                (49,512,383)       4,838,163      (27,661,304)


CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in noninterest-bearing deposits          $  11,290,397     $  1,334,920      $  (881,497)
  Net increase in interest-bearing deposits                           33,305,414       16,849,335       15,902,119
  Cash dividends                                                        (647,941)        (615,787)        (534,686)
  Stock options exercised                                                271,299          156,907          184,872
  Cash paid in lieu of fractional shares                                 (10,792)          (9,075)          (8,228)
                                                                   -------------    -------------    -------------
    Net cash provided by financing activities                         44,208,377       17,716,300       14,662,580
                                                                   -------------    -------------    -------------
    Net increase (decrease) in cash and cash equivalents              16,265,177       25,383,409       (6,875,660)

CASH AND CASH EQUIVALENTS,  BEGINNING OF YEAR                         47,962,704       22,579,295       29,454,955
                                                                   -------------    -------------    -------------

CASH AND CASH EQUIVALENTS,  END OF YEAR                            $  64,227,881    $  47,962,704    $  22,579,295
                                                                   -------------    -------------    -------------
                                                                   -------------    -------------    -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for-
    Interest expense                                                $  7,352,690     $  5,463,729     $  4,177,982
    Income taxes                                                       1,889,000        2,010,000        1,632,690

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Debt guarantee of ESOP                                              $  (40,000)      $  160,000       $  (16,585)
  Unrealized gain on transfer of securities to
    available-for-sale (net of taxes of $49,707)                          -                -                83,201
  Net unrealized gain on securities held as
    available-for-sale (net of taxes)                                     42,806          184,409         (242,620)
  Tax benefit arising from exercise of nonqualified
    stock options and disqualifying dispositions                         236,289          142,320          114,701
  Stock dividends                                                      1,513,050        1,267,687                -
  Increase in other real estate owned as a result of
    foreclosure                                                          463,196          939,482          723,325

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

PAGE 27-38


California Independent Bancorp And Subsidiaries
(Formerly Known As Feather River State Bank)
Notes To Financial Statements
December 31, 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The accounting and reporting policies of California Independent Bancorp and Subsidiaries (the Company) conform with generally accepted accounting principles and general practice within the banking industry. The more significant of these policies applied in the preparation of the accompanying financial statements are discussed below.

PRINCIPLES OF CONSOLIDATION-The accompanying financial statements include the accounts of California Independent Bancorp (CIB) and two wholly owned Subsidiaries, Feather River State Bank (the Bank) and its wholly owned subsidiaries, EPI Leasing Company, Inc. and Yuba-Sutter Financial Services Corporation. Significant intercompany transactions and balances have been eliminated in consolidation.

NATURE OF OPERATIONS-
A new bank holding company, California Independent Bancorp (CIB), was established in October 1994. CIB acquired all of the outstanding stock of Feather River State Bank (FRSB) through a phantom merger with FRSB Merger Company, a wholly-owned subsidiary of CIB. The shareholders exchanged their FRSB stock on a one-for-one share basis, for stock in CIB. In May 1995, FRSB became a wholly-owned subsidiary of CIB. Former shareholders of FRSB are now shareholders of CIB. There have been no changes to management or services of FRSB.

CIB is a California corporation and the bank holding company for Feather River State Bank (FRSB), located in Yuba City, California. The Bank was incorporated as a California state banking corporation on December 1, 1976, and commenced operations on April 6, 1977. The Company was incorporated on October 28, 1994, and became the holding company for FRSB on May 2, 1995. The Bank engages in a broad range of financial services activities, and its primary market is located in the northern Sacramento Valley, with a total of six branches. In addition, the Bank operates two loan production offices, emphasizing Residential Mortgage lending, and one lease production office through EPI Leasing Company, Inc. The primary source of income for the Bank is from lending activities, including commercial, agricultural, real estate and consumer/installment loans.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS-
The preparation of financial statements in conformity with generally accepted accounting principles may require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS-
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

INVESTMENT SECURITIES-
As of January 1, 1994, the Bank adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. This change in accounting principle requires the Bank to classify its investments as either held-to-maturity, trading or available-for-sale. The Bank does not maintain a trading account and classifies securities as either "Held-to-Maturity" or "Available-for-Sale."

Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and accounted for at amortized cost in the Consolidated Balance Sheets.

Other securities for which the Bank does not have the positive intent or ability to hold to maturity are classified under the balance sheet caption Available-for-Sale and are reported at their fair values, with unrealized gains and losses reported on a net-of-tax basis as a separate component of shareholders' equity. Fair values are based on quoted market prices or broker or dealer price quotations on a specific identification basis. Certain economic factors could cause the Bank to sell some of these securities prior to maturity. Such factors include significant movements in interest rates and significant changes in liquidity demands. Gains or losses on sale of investment securities are computed using the specific identification method.


LOANS-
Loans are stated at the principal amount outstanding less applicable unearned interest income.

As of January 1, 1995, the Bank adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standards No. 118. A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the recorded amount of the loan in the balance sheets is based on the present value of expected future cash flows discounted at the loan's effective interest rate or on the observable or estimated market price of the loan or the fair value of the collateral if the loan is collateral dependent. Income on impaired loans is recognized in accordance with the Bank's accounting for loans placed on a non-accrual status. Cash payments are first applied as a reduction of the principal balance until collectibility of the remaining principal and interest can be reasonably assured. Thereafter, interest income is recognized as it is collected in cash. The affect of adopting this standard did not have a material impact on the balances of the Bank's loans or allowance for loan losses.

LOANS HELD-FOR-SALE-
The Bank originates mortgage loans on residential and farm properties which it sells into the secondary market in order to divest itself of the interest rate risk associated with these primarily fixed interest rate products. The Bank accounts for these loans at the lower cost or net realizable value.

As of January 1, 1996, the Bank adopted Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights. This statement requires, under certain circumstances, entities to recognize as a separate asset an amount related to the right to service mortgage loans. The adoption of this statement had an immaterial impact on the Bank's results of operations.

SALES AND SERVICING OF SBA LOANS-
The Bank originates loans to customers under the Small Business Administration
(SBA) program that generally provides for SBA guarantees of 70% to 90% of each loan. The Bank generally sells the guaranteed portion of each loan to a third party and retains the unguaranteed portion in its own portfolio. The Bank may be required to refund a portion of the sales premium received, if the borrower defaults or the loan prepays within 90 days of the settlement date. At December 31, 1996, the Bank had no premiums subject to such recourse. A gain is recognized on the sale of SBA loans through collection on sale of a premium over the adjusted carrying value, through retention of an ongoing rate differential less a normal service fee (excess servicing fee) between the rate paid by the borrower to the Buyer and the rate paid by the Bank to the purchaser, or both.

To calculate the gain (or loss) on sale, the Bank's investment in an SBA loan is allocated among the retained portion of the loan, the excess servicing retained and the sold portion of the loan, based on the relative fair market value of each portion. The gain (or loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan. The excess servicing fees are reflected as an asset which is amortized over an estimated life using a method approximating the level yield method; in the event future prepayments exceed Management's estimates and future expected cash flows are inadequate to cover the unamortized excess servicing asset, additional amortization would be recognized. In its calculation of excess servicing fees, the Bank is required to estimate a "normal" servicing fee. The Bank uses the contractual rate of 100 basis points as its estimate of a normal servicing fee.

ALLOWANCE FOR LOAN LOSSES-
The allowance for loan losses is maintained at a level considered adequate by Management to provide for losses that can be reasonably anticipated. Accordingly, loan losses are charged to the allowance for loan losses and recoveries are credited to it. The provision for loan losses charged to operating expense is based upon past loan loss experience and estimates of potential losses which, in Management's judgment, deserve current recognition. Other factors considered by Management include growth, composition and overall quality of the loan portfolio, reviews of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. This evaluation process requires the use of current estimates which may vary from the ultimate losses experienced in the future. The estimates are reviewed periodically, and adjustments, as they become necessary, are charged to operations in the period in which they become known.

OTHER REAL ESTATE OWNED-
Other real estate owned consists of properties acquired by the Bank through foreclosure and is carried at the lower of cost or fair value, less estimated costs to sell. At the time the property is acquired, if the estimated fair value is less than the amount outstanding on the loan, the difference is charged against the allowance for loan losses. Subsequent declines, if any, in estimated fair value are charged to expense.

INTEREST AND FEES ON LOANS AND LEASES-
Origination fees and commitment fees, offset by certain direct loan origination costs, are deferred and recognized over the contractual life of the loan as yield adjustment. Interest income on loans and direct lease financing is accrued monthly as earned on all credits not classified as nonaccrual. Unearned income on loans, where applicable, is recognized as income using the effective interest method over the term of the loan.

Loans are generally placed on nonaccrual status when they are 90 days past due as to either interest or principal or are otherwise determined to be impaired. At that time, any accrued but uncollected interest is reversed, and additional income is recorded on a cash basis as payments are received. However, loans that are well secured and in the process of collection may not be placed on nonaccrual status, at the discretion of Management. A nonaccrual loan may be restored to an accrual basis when interest and principal payments are current and prospects for future payments are no longer in doubt.

DEPRECIATION AND AMORTIZATION-
Premises and equipment are stated at cost, less accumulated depreciation. Depreciation on premises, furniture, fixtures and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 31.5 years. Leasehold improvements are amortized using the straight-line method over the asset's useful life or the term of the lease, whichever is shorter.

Expenditures for major renewals and improvements of bank premises and equipment are capitalized, and those for maintenance and repairs are charged to expense as incurred.

INCOME TAXES-
Income taxes reported in the financial statements are computed at current tax rates, including deferred taxes resulting from temporary differences in the recognition of items for tax and financial reporting purposes.

The Bank records income taxes for financial statement purposes using the liability or balance sheet method under which the net deferred tax asset or liability is determined based on the tax effects of the differences between book and tax bases of the various balance sheet assets and liabilities. Under this method, the computation of the net deferred tax asset or liability gives the current recognition to changes in tax laws and rates.

RECLASSIFICATIONS-
Certain reclassifications have been made to amounts previously reported to conform with current presentation methods. Such reclassifications have no effect on net income or shareholders' equity previously reported.

(2) INVESTMENT SECURITIES:
As of January 1, 1994, securities with an amortized cost of $7,467,595 and a fair value of $7,980,184 were classified as held-to-maturity. Securities with an amortized cost of $22,840,612 and a fair value of $22,973,521 were classified as available-for-sale. The effect of adopting SFAS 115 was to recognize an unrealized gain, net of applicable taxes, of $83,201 as a direct addition to shareholders' equity. As of December 31, 1996, 1995, and 1994, the Bank's equity capital reflected a net unrealized gain (loss), net of applicable taxes, of $ (17,816), $24,990, and $(159,419), respectively.

The amortized cost and approximate fair value of investments in debt securities and other investments at December 31, 1996 and 1995, are as follows:




                                                                   Gross          Gross
                                                   Amortized    Unrealized      Unrealized      Fair
                                                      Cost         Gains          Losses        Value
                                                   ----------    ---------      -----------   ----------
December 31, 1996
Available-for-sale:
 U.S. Treasury securities and obligations of
  U.S. government agencies                         $11,405,179     $  5,915     $  (36,631)   $11,374,463
                                                   -----------    ---------     ----------    -----------
                                                   -----------    ---------     ----------    -----------

Held-to-maturity:
 U.S. Treasury securities and obligations of
  U.S. government agencies                          15,720,573      140,302         (1,158)    15,859,717
 Obligations of states and political
  subdivisions                                       3,576,412       92,434        (22,159)     3,646,687


Corporate obligations and other securities
                                                     3,992,185       27,109              -      4,019,294
                                                   -----------    ---------     ----------    -----------
   Total                                           $23,289,170   $  259,845     $  (23,317)   $23,525,698
                                                   -----------    ---------     ----------    -----------
                                                   -----------    ---------     ----------    -----------

December 31, 1995
Available-for-sale:
 U.S. Treasury securities and obligations of
  U.S. government agencies                      $  5,847,100    $  47,652          (4,566)  $  5,890,186
                                                   -----------    ---------     ----------    -----------
                                                   -----------    ---------     ----------    -----------

Held-to-maturity:
 U.S. Treasury securities and obligations of
  U.S. government agencies                       $  9,722,535     $352,824      $        -    $10,075,359
 Obligations of states and political
  subdivisions                                      4,905,291      154,675          (3,152)     5,056,814
Corporate obligations and other securities          6,909,942      116,710         (26,875)     6,999,777
                                                   -----------    ---------     ----------    -----------

   Total                                           $21,537,768     $624,209     $  (30,027)   $22,131,950
                                                   -----------    ---------     ----------    -----------
                                                   -----------    ---------     ----------    -----------

The following table shows the amortized cost and estimated fair value of investment securities by contractual maturity at December 31, 1996 and 1995.
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                             Held-to-Maturity           Available-for-Sale
                                             ----------------           -------------------
                                        Amortized        Fair         Amortized        Fair
                                          Cost           Gains          Losses         Value
                                        ---------      ----------     ---------     ----------

December 31, 1996
Within one year                         $6,833,079     $6,880,248     $1,833,086     $1,833,123
After one but within five years         16,060,091     16,214,010      6,119,299      6,111,175
After five but within ten years            396,000        431,440      3,452,794      3,430,165
                                       -----------      ---------     ----------    -----------

        Total                          $23,289,170    $23,525,698    $11,405,179    $11,374,463
                                       -----------    -----------     ----------    -----------
                                       -----------    -----------     ----------    -----------

December 31, 1995
Within one year                       $  4,102,714   $  4,136,151   $  1,999,876   $  1,995,310
After one but within five years         15,992,053     16,487,664        401,240        406,049
After five but within ten years          1,397,001      1,457,178      3,445,984      3,488,827
After ten years                             46,000         50,957              -              -
                                       -----------      ---------     ----------    -----------
        Total                          $21,537,768    $22,131,950   $  5,847,100   $  5,890,186
                                       -----------      ---------     ----------    -----------
                                       -----------      ---------     ----------    -----------


Net gains (losses) from sales of available-for-sale investment securities during 1996, 1995, and 1994 were $3,470, $(12,316), and $(17,970), respectively. Gross gains of $3,470, $3,000, and $1,750 and gross losses of $0, $15,316, and
$19,720, were realized on those sales in 1996, 1995, and 1994, respectively.

Investment securities pledged as collateral for certain deposits amounted to $10,374,814 and $10,410,068 at December 31, 1996 and 1995, respectively.

(3) LOANS:
Loans outstanding are summarized as follows:

                                                       December 31,
                                                       ------------
                                                1996                1995
                                              ---------            -------

Real estate mortgage                      $  28,564,640       $  28,288,337
Commercial and agricultural                  71,527,482          74,355,093
Real estate construction                     29,916,204          18,048,005
Consumer and installment                      2,983,939           2,814,717
Lease financing                              15,892,783           3,216,140
Other                                         2,214,574           1,522,174
                                          -------------        ------------
     Totals                                $151,099,622        $128,244,466
                                          -------------        ------------
                                          -------------        ------------


Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $845,832 and $292,725 at December 31, 1996 and 1995, respectively.

As of December 31, 1996, the total recorded investment in impaired loans was $845,832 and $292,725 as of December 31, 1996 and 1995, respectively, and the related reserve for loan losses was $200,601 and $292,725 as of December 31, 1996 and 1995, respectively. For income reporting purposes, impaired loans are placed on a nonaccrual status. This is more fully discussed in Note 1. The average balance of impaired loans during 1996 was $569,279. Interest income recorded on those loans during 1996 was $82,344. Foregone interest on loans placed on nonaccrual status was $42,783 and $39,812 as of December 31, 1996 and 1995, respectively.

Changes in the allowance for loan losses are summarized as follows:


                                                          Year Ended December 31,
                                                   ------------------------------------
                                                     1996           1995           1994
                                                    ------         ------         ------
Balance, beginning of year                        $3,910,970     $3,287,663     $3,086,736
Provision                                            385,000        875,000        347,000
Loans charged off                                   (327,357)      (554,514)      (196,712)
Recoveries on loans previously charged off            84,170        302,821         50,639
                                                  -----------    ----------     ----------
Balance, end of year                              $4,052,783     $3,910,970     $3,287,663
                                                  -----------    ----------     ----------
                                                  -----------    ----------     ----------

(4) PREMISES AND EQUIPMENT:
A summary of premises and equipment follows:

                                                     December 31,
                                               -------------------------
                                               1996                1995
                                              ------               -----
Land                                         $1,432,957          $1,087,889
Bank premises and improvements                5,415,175           4,911,217
Furniture, fixtures and equipment             4,555,933           3,909,030
                                             ----------          ----------
                                             11,404,065           9,908,136
Less accumulated depreciation
  and amortization                            3,983,678           3,514,449
                                             ----------          ----------
                                             $7,420,387          $6,393,687
                                             ----------          ----------
                                             ----------          ----------


Depreciation and amortization charged to expense was $776,561, $687,353, and $642,186 in 1996, 1995 and 1994, respectively.

Rent under operating leases was approximately $52,487, $110,070, and $93,000 in 1996, 1995 and 1994, respectively.

(5) DEPOSITS:
A summary of deposit balances follows:

                                                      December 31,
                                               -------------------------
                                                1996                1995
                                               ------               -----

Demand                                      $55,117,230       $  43,826,833
Interest-bearing
  transaction accounts                       33,659,296          27,315,360
Savings deposits                             67,755,798          61,291,154
Time deposits                                81,359,944          60,863,110
                                           ------------       -------------
Total deposits                             $237,892,268        $193,296,457
                                           ------------       -------------
                                           ------------       -------------


Certificates of deposit of $100,000 or more, including public time deposits, amounted to approximately $33,851,000 and $23,937,000 at December 31, 1996 and 1995, respectively.

Interest expense on certificates of deposit of $100,000 or more, including public time deposits, amounted to approximately $1,481,000, $911,000, and $354,000 in 1996, 1995 and 1994, respectively.

At December 31, 1996, the scheduled maturities of all Certificates of Deposits are as follows:

                                         December 31, 1996
                                       --------------------
                                      (Dollars in thousands)

Three months or less                         $29,028
Over three through six months                 19,695
Over six through twelve months                22,574
Over twelve months                            10,063
                                              ------
Total                                        $81,360

(6) OTHER NONINTEREST INCOME AND EXPENSE:
The components of other operating income and expense were as follows:


                                                 Year Ended December 31,
                                               ---------------------------
                                             1996          1995         1994
                                            ------        ------       ------
                                                  (Dollars in thousands)

Loan servicing fees                         $  487        $  482        $  306

Brokered loan fees                             923           360           418
Gain on Sale of OREO                           240            31            29
Other                                          569           495           357
                                            ------        ------         -----

Total other noninterest income              $2,219        $1,368        $1,110
                                            ------        ------         -----
                                            ------        ------         -----

Advertising and promotion                   $  342        $  286        $  267
FDIC assessments                                25           220           376
Stationery and supplies                        253           212           196
Directors' fees                                391           300           260
Other                                        2,175         1,857         1,632
                                            ------        ------         -----
Total other noninterest expense             $3,186        $2,875        $2,731
                                            ------        ------         -----
                                            ------        ------         -----

(7) INCOME TAXES:
The provision for income taxes consists of the following:


                                                 Year Ended December 31,
                                               ---------------------------
                                             1996          1995         1994
                                            ------        ------       ------
Current-
  Federal                               $1,697,811    $1,626,412    $1,171,774
  State                                    612,159       614,109       449,042
                                        ----------    ----------    ----------
                                         2,309,970     2,240,521     1,620,816
                                        ----------    ----------    ----------
Deferred-
  Federal                                  (85,574)     (147,274)      (89,774)
  State                                    (17,618)      (57,247)        8,958
                                        ----------    ----------    ----------
                                          (103,192)     (204,521)      (80,816)
                                        ----------    ----------    ----------
                                        $2,206,778    $2,036,000    $1,540,000
                                        ----------    ----------    ----------
                                        ----------    ----------    ----------

The effective tax rate and statutory federal income tax rate are reconciled as follows:

                                                  Year Ended December 31,
                                               ---------------------------
                                              1996          1995         1994
                                             ------        ------       ------

Federal
  statutory
  income tax
  rate                                        34.0%         34.0%         34.0%
State franchise
  taxes, net of
  federal income
  tax benefit                                  7.4           7.2           7.6
Tax-exempt
  interest                                    (2.1)         (1.9)         (3.3)
Other                                         (0.1)         (0.6)          0.6
                                              -----         -----         -----
                                              39.4%         39.9%         38.9%
                                              -----         -----         -----
                                              -----         -----         -----

The components of the net deferred tax asset, recorded in other assets, of the Bank as of December 31, 1996 and 1995, were as follows:

                                                         1996           1995
                                                        ------         ------
Deferred tax assets-
   Loan losses                                       $1,555,127      $1,492,325
   California franchise tax                             205,355         151,785
   Other real estate owned                              116,441          62,262
   Unrealized loss on available-for-sale
     securities                                          12,901               -
                                                      ---------      ----------

          Total deferred tax assets                   1,889,824       1,706,372
                                                      ---------      ----------
Deferred tax liabilities-
   Depreciation                                         256,938         264,527
   Accretion                                             85,236          67,575
   Unrealized gain on available-for-sale
     securities                                               -          18,096
   Other                                                182,824         125,537
                                                      ---------      ----------

          Total deferred tax liabilities                524,998         475,735
                                                      ---------      ----------

          Net deferred tax asset                     $1,364,826      $1,230,637
                                                      ---------      ----------
                                                      ---------      ----------

The components of the deferred income tax provisions are summarized as follows:

                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                          1996           1995          1994
                                       ----------    ----------    ----------
Provisions for possible loan losses    $  (62,802)   $ (242,184)   $   15,163
Tax depreciation methods                   (7,589)       52,304       (27,569)
California franchise tax                  (53,570)      (24,447)     (125,002)
Other real estate owned                   (54,179)      (37,663)       10,581
Accretion                                  17,661        52,959         6,892
Other                                      67,287        (5,490)       39,119
                                       ----------    ----------    ----------
                                       $ (103,192)   $ (204,521)   $  (80,816)

(8) SHAREHOLDERS' EQUITY:
At December 31, 1996, CIB was authorized to issue 20,000,000 shares of no par common stock. Of this amount, 1,546,032 and 1,518,938 shares of common stock were issued and outstanding at December 31, 1996 and 1995, respectively.

One of the principal sources of cash for the Company will be dividends from its subsidiary bank. Banking regulations limit the amount of dividends that may be paid without prior approval of the Company's regulatory agencies to the lesser of retained earnings or the net income of the Company for its last three fiscal years, less any distributions during such period, subject to capital adequacy requirements. At December 31, 1996, the Company had approximately $6,792,619 available for payments of dividends which would not require the prior approval of the banking regulators under this limitation.

Earnings per share are computed on the basis of the weighted average number of shares outstanding during each year, including the dilutive effect of stock options granted, adjusted retroactively to reflect stock splits and stock dividends declared.

In August 1996, the Board of Directors authorized a five percent stock dividend which was distributed on September 20, 1996. The dividend was declared on August 13, 1996, to holders of record on August 30, 1996. The dividend resulted in the issuance of an additional 72,050 shares of common stock.

In June 1995, the Board of Directors authorized a five percent stock dividend which was distributed on July 14, 1995. The dividend was declared on June 23, 1995, to holders of record on June 30, 1995. The dividend resulted in the issuance of an additional 67,610 shares of common stock.

In April 1994, the Board of Directors authorized a five-for-four stock split which was distributed on May 26, 1994. The split was declared on April 22, 1994, to holders of record on April 29, 1994. The split resulted in the issuance of an additional 268,618 shares of common stock.


(9) DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS:

CASH AND CASH EQUIVALENTS-
For these short-term instruments, the carrying value is a reasonable estimate of fair value.

INVESTMENTS-
For securities held-for-investment purposes, fair values are based on quoted market prices or dealer quotes. See Note 2 for further discussion.

LOANS-
The fair value of loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for similar remaining maturities. The fair value of nonperforming loans is estimated based on allocating specific and general reserves to the various nonperforming loan classifications.

DEPOSIT LIABILITIES-
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Other liabilities represent short-term instruments. The carrying amount is a reasonable estimate of fair value.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS-
The carrying amounts for fees arising from commitments to extend credit, standby letters of credit and financial guarantees written and their related fair values are not material.

The estimated fair values of the Bank's financial instruments at December 31, 1996 and 1995, are as follows:


                                               December 31, 1996                      December 31, 1995
                                          ---------------------------        --------------------------------
                                         Carrying            Fair               Carrying              Fair
                                          Amount            Value                Amount               Value
                                         --------          --------             --------             -------
Financial assets:
  Cash and cash equivalents          $  64,227,881       $  64,227,881       $  47,962,704       $  47,962,704
  Investments                           34,663,633          34,900,161          27,427,954          28,022,136
  Loans                                147,046,839         149,780,903         124,333,496         124,520,236

Financial liabilities:
  Deposits                            $237,892,268        $238,285,181        $193,296,457        $193,789,361
  Interest Payable and other
  liabilities                            2,823,883           2,823,883           2,404,262           2,404,262



(10) STOCK OPTIONS:
During 1989, the Bank adopted the Feather River State Bank 1989 Amended and Restated Stock Option Plan. The plan is nonqualified and provides that nonemployee directors and key employees may be granted options to purchase the Company's stock at the fair market value of the shares as determined by the Board of Directors. As of May 1995, all previously granted options to purchase the Bank's stock had been retired, and exchanged for options to purchase the Company's stock, on a one-for-one option basis. All granted options must be exercised within the earlier of ten years of the date of grant or within 30 days of termination of employment or status as a director. Vesting is determined at the time of grant by the Board of Directors. Current participants vest over five years from date of employment. Federal income tax benefits relating to options exercised have been credited to shareholders' equity.

During 1996, the Company adopted the California Independent Bancorp 1996 Stock Option Plan ("1996 Plan") which sets aside 149,052 shares of no par value Common Stock of the Company for which options may be granted to key, full-time salaried employees and officers of the Company, as well as non-employee directors of the Company. The exercise price of all options to be granted under the 1996 Plan must be at least 100% of the fair market value of the Company's Common Stock on the granting date and be paid in full at the time the option is exercised in cash, shares of the Company's Common Stock with a fair value equal to the purchase price or a combination thereof. Under the 1996 Plan, all options expire no more than ten years after the date of grant.

Federal income tax benefits relating to options exercised under both plans have been credited to shareholders' equity.

Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," is effective for transactions entered into for fiscal years beginning after December 15, 1995. This statement defines a fair-value-based method of accounting for stock-based compensation. As permitted by SFAS 123, the Bank accounts for stock options under APB Opinion No. 25, under which no compensation cost is being recognized. Pro forma amounts are not shown as the difference between SFAS 123 and APB Opinion No. 25 is immaterial.

The following is a summary of stock option transactions with 1995 figures adjusted to reflect the five percent stock dividend:


                                                  December 31,
                                             1996          1995
                                           -------        -------
Stock options authorized                   427,608        427,608
                                         ---------      ---------
                                         ---------      ---------

Stock options granted                      333,899        305,448
Stock options exercised                   (107,138)       (72,251)
Stock options expired                         (948)          (948)
                                         ---------      ---------
Stock options outstanding
  December 31                              225,813        232,249
                                         ---------      ---------
                                         ---------      ---------

Stock options vested
  December 31                              225,318        231,312
                                         ---------      ---------
                                         ---------      ---------
Price per share -
  Options outstanding                   $  5.43 to     $  5.47 to
                                            $24.75         $20.03
                                         ---------      ---------
                                         ---------      ---------

Price of options exercised              $  5.43 to     $  5.43 to
                                            $13.79         $18.62
                                         ---------      ---------
                                         ---------      ---------

(11) PROFIT SHARING PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN:
The Bank formed a 401(k) Qualified Savings Plan (the Plan) effective August 1, 1993. All full-time employees who have reached the age of 21 are eligible to participate beginning on January 1st or July 1st following 12 months of employment. All eligible employees are 100% vested in their own contributions which may be any whole percentage of pay between 2% and 12% inclusive. Beginning January 1, 1995, the Bank began making matching contributions which were equal to 20% of each employee's elective contributions not exceeding 6% of pay. Contributions are invested with Lincoln National Life Insurance Company under employee directed investment options.

The Bank formed an Employee Stock Ownership Plan (the ESOP) effective January 1, 1988. Effective January 1, 1995, the ESOP was amended to recognize CIB and all of its employees as participants. All employees who have completed one year of service and have reached the age of 21 are eligible to participate in the ESOP. The ESOP provides for annual contributions at the discretion of the Board of Directors. The contributions are allocated based on the participants' compensation for the year. Employees vest ratably in the ESOP over six years. The ESOP borrowed $200,000 from a nonprofit corporation to acquire 9,762 shares of CIB common stock in August 1995. The borrowing is payable in five equal annual installments with interest at prime minus 1/2 percent, which rate was 7.75% at December 31, 1996. The Bank made contributions to the ESOP of approximately $40,000, $40,000 and $17,000 in 1996, 1995 and 1994, respectively.

(12) FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:
The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The Bank is exposed to credit loss, in the event of nonperformance by the borrower, in the contract amount of the commitment. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments and evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, is based on Management's credit evaluation of the borrower. Collateral held varies but may include certificates of deposit, accounts receivable, inventory, property and equipment, and real property.

The Bank also issues standby letters of credit which are unconditional commitments to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support construction bonds, private borrowing arrangements, and similar transactions. Most of these guarantees are short-term commitments expiring in 1997 and are not expected to be drawn upon. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral as deemed necessary, as described above.

The contract amount of commitments not reflected on the balance sheet at December 31, 1996, were as follows:


 Loan commitments                         $  72,208,282
 Standby letters of credit                    1,276,607

(13) RELATED PARTY TRANSACTIONS:
The Bank has had loan and deposit transactions and has contracted for services with certain officers and directors and the companies with which they are associated. In the opinion of Management and the Board of Directors, all such loans, commitments to lend, and contracts for services were made under terms which are consistent with the Bank's normal policies. Loan transactions with these officers and directors for the years ended December 31, 1996 and 1995, respectively, are as follows:


                                      1996           1995
                                   ----------     ----------
Loan balances -
  beginning of year               $ 6,433,373    $ 4,343,878
    Additions                       4,277,689      4,446,748
    Collections                    (3,813,593)    (2,357,253)
                                 ------------    -----------
  end of year                     $ 6,897,469    $ 6,433,373
                                 ------------    -----------
                                 ------------


The Bank had loans outstanding to two directors of the Bank and their associates, each in excess of 5 percent of shareholders' equity. The total principal balance of the loans to one of these two directors was approximately $3,781,536 and $3,118,000 at December 31, 1996 and 1995, respectively. The total principal balance of the loans to the other director was approximately $1,057,000 and $1,524,000 at December 31, 1996 and 1995, respectively.

The Bank's former data processing service bureau was partially owned by a director of the Bank. The Bank paid approximately $0, $0, and $196,000 for this service in 1996, 1995 and 1994, respectively.

Remodeling work on branches and offices of the Bank was done by directors of the Bank. The Bank paid approximately $320,701, $60,000 and $31,000 for this work in 1996, 1995 and 1994, respectively.

The Bank contracts its property management with a company that is partially owned by a director of the Bank. The Bank paid approximately $28,772, $244,000, and $18,000 for property management services in 1996, 1995 and 1994, respectively.

The Bank leased a vehicle and purchased another from an automobile dealership of which a director of the Bank is the General Manager and President. The vehicle was purchased in 1995 for $21,000. The lease expires in May 1997 and requires monthly payments of $434.

(14) CALIFORNIA INDEPENDENT BANCORP FINANCIAL STATEMENTS (PARENT ONLY):

                                                         (In thousands)
                                                    December 31,  December 31,
                                                        1996          1995
                                                    ------------  ------------

BALANCE SHEET-
Assets:
  Cash and due from banks                                $  63        $  29
  Investment in subsidiaries                            21,662       18,753
  Other assets                                             161           93
                                                     ---------    ---------
     Total assets                                    $  21,886    $  18,875
                                                     ---------    ---------
                                                     ---------    ---------

  Liabilities and shareholders' equity:
     Shareholders' equity
       Total shareholders' equity                    $  21,886    $  18,875
                                                     ---------    ---------
       Total liabilities and shareholders' equity    $  21,886    $  18,875
                                                     ---------    ---------
                                                     ---------    ---------

                                                            (In thousands)
                                                     December 31,  December 31,
                                                          1996         1995
                                                     ------------  -----------
STATEMENT OF INCOME-
Administrative expense                                  $  222        $  76
Other expense                                              104           53
                                                         ------       -----
Loss before equity in net income of subsidiaries           326          129
Equity in net income of subsidiaries:
  Distributed                                              958          516
  Undistributed                                          2,637        2,628
Income tax benefit                                         132           51
                                                         ------       -----
       Net income                                       $3,401       $3,066
                                                         ------       -----
                                                         ------       -----


                                                            (In thousands)
                                                     December 31,  December 31,
                                                          1996         1995
                                                     ------------  -----------

STATEMENT OF CASH FLOWS-
Operating activities:
  Net income                                            $3,401       $3,066
  Adjustments to reconcile net income to
    net cash provided by operating activities-
      Undistributed equity in subsidiaries              (2,637)      (2,628)

      Deferred income taxes                               (132)         (51)
      Increase in other operating assets                   (68)         (42)
                                                          -----       -----
       Net cash provided by operating activities           564          345
                                                          -----       -----
Investing activities:                                        -            -

       Net cash provided by investing activities             -            -
                                                          -----       -----
Financing activities:
  Dividends paid                                          (530)        (316)
                                                          -----       -----
       Net cash used in financing activities              (530)        (316)
                                                          -----       -----
       Increase in cash and cash equivalents                34           29

Cash and cash equivalents, beginning of year                29            -
                                                          -----       -----

Cash and cash equivalents, end of year                   $  63        $  29
                                                          -----       -----
                                                          -----       -----


(15) QUARTERLY STATEMENTS OF OPERATIONS:
The following information is unaudited. However, in the opinion of Management, all adjustments, which include only normal recurring adjustments necessary to present fairly the results of operations for such periods, are reflected. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further explanation of quarterly results of operations.


                                                                 1996 Quarter Ended (unaudited)
                                                    ------------------------------------------------------
                                                    March 31        June 30     September 30   December 31
                                                    --------       --------     ------------    -----------
                                                       (Dollar amounts in thousands, except per share data)
Interest income                                       $4,823         $4,867         $5,311         $5,574
Interest expense                                       1,746          1,743          1,884          2,076
                                                      ------         ------         ------         ------
        Net interest income                            3,077          3,124          3,427          3,498
Provision for loan losses                                 60             40             80            205
                                                      ------         ------         ------         ------
        Net interest income (loss) after
         provision for loan losses                     3,017          3,084          3,347          3,293
Noninterest income                                       638            590            677          1,232
Noninterest expense                                    2,346          2,360          2,583          2,980
                                                      ------         ------         ------         ------
Income (loss) before income taxes                      1,309          1,313          1,441          1,545
Provision for income taxes                               522            526            537            622
                                                      ------         ------         ------         ------
        Net income (loss)                                787            787            904            923
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------
        Net income (loss) per share                    $0.50          $0.51          $0.58          $0.59
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------
        Weighted average shares outstanding        1,535,447      1,535,450      1,538,713      1,560,950


                                                                1995 Quarter Ended (unaudited)
                                                     ------------------------------------------------------
                                                    March 31        June 30     September 30   December 31
                                                    --------       --------     ------------    -----------
                                                       (Dollar amounts in thousands, except per share data)

Interest income                                       $4,379         $4,774         $4,939         $4,911
Interest expense                                       1,395          1,555          1,653          1,714
                                                      ------         ------         ------         ------
        Net interest income                            2,984          3,219          3,286          3,197
Provision for loan losses                                245            255            275            100
                                                      ------         ------         ------         ------
        Net interest income (loss) after
          provision for loan losses                    2,739          2,964          3,011          3,097
Noninterest income                                       372            422            671            762
Noninterest expense                                    2,100          2,218          2,246          2,372
                                                      ------         ------         ------         ------
Income (loss) before income taxes                      1,011          1,168          1,436          1,487
Provision for income taxes                               396            462            569            609
                                                      ------         ------         ------         ------
        Net income (loss)                               $615           $706           $867           $878
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------
        Net income (loss) per share                    $0.38          $0.43          $0.53          $0.54
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------
        Weighted average shares outstanding        1,621,384      1,659,075      1,628,262      1,637,397


                                                                 1994 Quarter Ended (unaudited)
                                                    ------------------------------------------------------
                                                    March 31        June 30     September 30   December 31
                                                    --------       --------     ------------    -----------
                                                       (Dollar amounts in thousands, except per share data)

Interest income                                       $3,220         $3,634         $4,017         $4,249
Interest expense                                       1,040          1,053          1,155          1,254
                                                      ------         ------         ------         ------
        Net interest income                            2,180          2,581          2,862          2,995
Provision for loan losses                                 10            115            122            100
                                                      ------         ------         ------         ------
        Net interest income (loss) after
          provision for loan losses                    2,170          2,466          2,740          2,895
Noninterest income                                       456            451            475            496
Noninterest expense                                    1,932          1,995          2,059          2,203
                                                      ------         ------         ------         ------
Income (loss) before income taxes                        694            922          1,156          1,188
Provision for income taxes                               246            367            454            473
                                                      ------         ------         ------         ------
        Net income (loss)                               $448           $555           $702           $715
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------
        Net income (loss) per share                    $0.28          $0.35          $0.44          $0.45
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------
        Weighted average shares outstanding        1,584,394      1,584,394      1,590,565      1,599,465


(16) REGULATORY MATTERS:

The Company and Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can indicate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitive judgements by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital (Total Risk-Based) and Tier I capital (Tier I Risk-Based) (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (Tier I Leverage Ratio) (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company and Bank meets all capital adequacy requirements to which They are subject.

As of December 31, 1996, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total Risk-Based, Tier I Risk-Based, Tier I Leverage Ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's and Bank's actual capital amounts and ratios are also presented in the following table:


                                                       Actual
                                                 ----------------
                                                 Amount     Ratio
                                                 ------     -----
                                  (Dollar amounts in thousands, except ratio data)
As of December 31, 1996:
TOTAL RISK BASED CAPITAL:
      California Independent Bancorp            $22,918     11.89%
      Feather River State Bank                  $24,225     12.57%
   TIER I RISK BASED CAPITAL:
      California Independent Bancorp            $21,813     11.31%
Feather River State Bank                        $21,804     11.32%
TIER I LEVERAGE RATIO:
      California Independent Bancorp            $21,813      8.82%
      Feather River State Bank                  $21,804      8.82%

As of December 31, 1995:
   TOTAL RISK-BASED CAPITAL:
      California Independent Bancorp            $22,087     13.07%
      Feather River State Bank                  $22,085     13.08%
   TIER I RISK-BASED CAPITAL:
      California Independent Bancorp            $18,875     11.17%
      Feather River State Bank                  $18,753     11.10%
TIER I LEVERAGE RATIO:
      California Independent Bancorp            $18,875      9.00%
      Feather River State Bank                  $18,753      8.95%





                                                                              For Capital Adequacy
                                                                                    Purpose
                                                                              --------------------

                                                                  Amount                              Ratio
                                                                  ------                              -----
                                                              (Dollar amounts in thousands, except ratio data)

As of December 31, 1996:
TOTAL RISK-BASED CAPITAL:
     California Independent Bancorp              Greater than or equal to $15,426    Greater than or equal to 8.0%
     Feather River State Bank                    Greater than or equal to $15,415    Greater than or equal to 8.0%
   TIER I RISK-BASED CAPITAL:
      California Independent Bancorp              Greater than or equal to $7,713    Greater than or equal to 4.0%
Feather River State Bank                          Greater than or equal to $7,708    Greater than or equal to 4.0%
TIER I LEVERAGE RATIO:
      California Independent Bancorp              Greater than or equal to $9,891    Greater than or equal to 4.0%
      Feather River State Bank                    Greater than or equal to $9,890    Greater than or equal to 4.0%

As of December 31, 1995:
   TOTAL RISK-BASED CAPITAL:
      California Independent Bancorp             Greater than or equal to $13,488    Greater than or equal to 8.0%
      Feather River State Bank                   Greater than or equal to $13,487    Greater than or equal to 8.0%
   TIER I RISK-BASED CAPITAL:
      California Independent Bancorp             Greater than or equal to $6,741    Greater than or equal to 4.0%
      Feather River State Bank                   Greater than or equal to $6,758    Greater than or equal to 4.0%
TIER I LEVERAGE RATIO:
      California Independent Bancorp              Greater than or equal to $8,779    Greater than or equal to 4.0%
      Feather River State Bank                    Greater than or equal to $8,722    Greater than or equal to 4.0%




                                                                             To Be Well
                                                                          Capitalized Under
                                                                          Prompt Corrective
                                                                          Action Provisions
                                                                          -----------------
                                                              Amount                             Ratio
                                                              ------                             -----
                                                         (Dollar amounts in thousands, except ratio data)
As of December 31, 1996:
TOTAL RISK-BASED CAPITAL:
     California Independent Bancorp              Greater than or equal to $19,282   Greater than or equal to 10.0%
     Feather River State Bank                    Greater than or equal to $19,269   Greater than or equal to 10.0%
   TIER I RISK-BASED CAPITAL:
      California Independent Bancorp             Greater than or equal to $11,569    Greater than or equal to 6.0%
Feather River State Bank                         Greater than or equal to $11,562    Greater than or equal to 6.0%
TIER I LEVERAGE RATIO:
      California Independent Bancorp             Greater than or equal to $12,364    Greater than or equal to 5.0%
      Feather River State Bank                   Greater than or equal to $12,363    Greater than or equal to 5.0%

As of December 31, 1995:
   TOTAL RISK-BASED CAPITAL:
      California Independent Bancorp             Greater than or equal to $16,260   Greater than or equal to 10.0%
      Feather River State Bank                   Greater than or equal to $16,859   Greater than or equal to 10.0%
   TIER I RISK-BASED CAPITAL:
      California Independent Bancorp             Greater than or equal to $10,112    Greater than or equal to 6.0%
      Feather River State Bank                   Greater than or equal to $10,137    Greater than or equal to 6.0%
TIER I LEVERAGE RATIO:
      California Independent Bancorp             Greater than or equal to $10,974    Greater than or equal to 5.0%
      Feather River State Bank                   Greater than or equal to $10,903    Greater than or equal to 5.0%



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                       PART III

ITEM 10  -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

     For information concerning directors and executive officers of the Company, see "ELECTION OF DIRECTORS" and "Compliance with Section 16(a) of the
Securities Exchange Act of 1934" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the "Proxy Statement"), which is incorporated herein by reference.

ITEM 11  -  EXECUTIVE COMPENSATION

     For information concerning executive compensation, see "EXECUTIVE COMPENSATION" in the Proxy Statement, which is incorporated herein by reference.

ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information concerning security ownership of certain beneficial owners and management, see "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Proxy Statement, which is incorporated herein by reference.

ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information concerning certain relationships and related transactions, see "Indebtedness of Management and Other Transactions" in the Proxy Statement, which is incorporated herein by reference.


                                       PART IV

ITEM 14  -    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   FINANCIAL STATEMENTS.

    The consolidated financial statements of California Independent Bancorp and Subsidiaries, other financial information and the Independent Auditors' Report on Consolidated Financial Statements are contained herein under Item 8.

    2.   FINANCIAL STATEMENT SCHEDULES.

    In accordance with Regulation S-X, the financial statement schedules have been omitted because (a) they are not applicable to or required of the Company; or (b) the information required is included in the consolidated financial statements or notes thereto.

    3.   EXHIBITS.

    See Index to Exhibits of this Form 10-K.

(b) REPORTS ON FORM 8-K.

    For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the registrant's Registration Statements on Form S-8 No. 333-09823 and No.333-09813.

    Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding as asserted by such director, officer or controlling person in connection with the securities being registered the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA INDEPENDENT BANCORP

Date:  March 27, 1997


By: /s/ Robert J. Mulder
    --------------------------------
    Robert J. Mulder, President
    and Chief Executive Officer

                                  POWER OF ATTORNEY

    Each person whose signature appears below hereby constitutes and appoints Robert J. Mulder and Annette Dier Bertolini and each of them, his or her true and lawful attorney-in-fact and agent, with full powers of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign and to file any and all amendments, including pre- and/or post-effective amendments to this Registration Statement, with the Securities and Exchange Commission, granting to said attorney-in-fact full power and authority to perform any other act on behalf of the undersigned required to be done in connection therewith.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                         Title                    Date
---------                         -----                    ----

/s/ Annette Dier Bertolini        Senior Vice              March 27, 1997
--------------------------        President and Chief
ANNETTE DIER BERTOLINI            Financial Officer
                                  (Principal Financial
                                  and Accounting Officer)

/s/ Harold M. Eastridge
--------------------------        Director                 March 27, 1997
HAROLD M. EASTRIDGE


                                  Chairman of
                                  the Board
--------------------------        of Directors             March ___, 1997
WILLIAM H. GILBERT


--------------------------        Director                 March ___, 1997
DALE L. GREEN

/s/ Lawrence G. Harris
--------------------------        Director                 March 27, 1997
LAWRENCE G. HARRIS

/s/ Robert J. Mulder
--------------------------        President, Chief         March 27, 1997
ROBERT J. MULDER                  Executive Officer and
                                  Director

/s/ David A. Offutt
--------------------------        Director                 March 26, 1997
DAVID A. OFFUTT


--------------------------        Director                 March ___, 1997
WILLIAM K. RETZER


--------------------------        Director                 March ___, 1997
ROSS D. SCOTT


/s/ Louis F. Tarke
--------------------------        Director                 March 27, 1997
LOUIS F. TARKE

/s/ Michael C. Wheeler
--------------------------        Director                 March 27, 1997
MICHAEL C. WHEELER

                                  INDEX TO EXHIBITS




Exhibit No.
-----------

 2.1          Plan of Reorganization and Merger Agreement dated
              January 30, 1995 by and between Feather River State
              Bank, FRSB Merger Company and California Independent
              Bancorp. 23/                                                *

 3.1          Articles of Incorporation of California Independent
              Bancorp. 23/                                                *

 3.2          Bylaws of California Independent
              Bancorp. 23/                                                *

10.1          Salary Continuation Agreements dated April 28, 1993
              with Robert J. Mulder, Ronald W. Kelly and Annette
              Dier Bertolini. 23/                                         *

10.2          Agreement for the purchase of 203 Main Street,
              Woodland, California by and between Feather River
              State Bank and Bank of America, NT & SA successor to
              Security Pacific National Bank. 23/                         *

10.3          Consolidated Agreement dated April 30, 1993 with
              Unisys Corporation. 23/                                     *

10.4          Agreements with Information Technologies, Inc. 23/          *

10.5          Lease for 6545 Sunrise Boulevard, Suite 201, Citrus
              Heights, California. 23/                                    *

10.6          Deferred Compensation Agreement dated July 19, 1994
              with William H. Gilbert. 23/                                *

---------------
23/ Filed as an exhibit to the Company's General Form for Registration of Securities on Form 10 (File No. 0-26552).

*   Document incorporated herein by reference.

10.7          Feather River State Bank Employee Ownership
              Plan. 23/                                                   *

10.8          Bank Affiliate Agreement between Feather River State
              Bank and Lexington Capital Management, Inc. 24/             *

10.9          California Independent Bancorp 1989 Amended and
              Restated Stock Option Plan including related Incentive and Non Statutory Stock Option Agreements. 25/

10.10         California Independent Bancorp 1996 Stock Option Plan
              and related Incentive Stock Option and Nonstatutory
              Stock Option Agreements.  26/                               *

10.11         Purchase and Sale Agreement and Joint Escrow
              Instructions by and between First Interstate Bank of California and Feather River State Bank for 700 "E"
              Street, Marysville.  24/                                    *

10.12         Stock Purchase Agreement dated September 16, 1996
              between Feather River State Bank and Carolyn E. Roth
              and related Employment Agreement and Noncompetition
              Agreement. 27/                                              *

10.13 Lease by and between Metta M. Boyd and Feather River State Bank for 194 East Sixth Street, Chico, California.

10.14         Lease by and between Wells Fargo Bank, N.A. and
              Feather River State Bank for 995 Tharp Road, Yuba City,
              California.

10.15         Lease by and between Professional Executive Center,
              Inc. and Feather River State Bank for 2140 Professional Drive, Roseville, California.


---------------
24/ Filed as an Exhbit to the Company's Form 10-K for December 31, 1995.

25/ Filed as an Exhibit to Amendment No. 1 to the Company's Registration
    Statement on Form S-8/SEC Registration No. 333-09813.

26/ Filed as an exhibit to Amendment No. 1 to the Company's Form S-8/SEC
    Registration No. 333-09823.

27/ Filed as an Exhibit to the Company's Form 8-K for the month of October, 1996.

10.16 Executive Salary Continuation Agreement dated Februry 4, 1997 by and between Feather River State Bank and
              Robert J. Mulder.

10.17 Lease by and between Anderson and Associates and E.P.I. Leasing Co., Inc. for the premises at 6929
              Sunrise Boulevard, Citrus Heights, California.

10.18         Lease by and between Vault Security Systems, Inc.
              and Feather River State Bank dated March 1, 1997 for modular bank branch located in Wheatland, California.

23 Consent of Arthur Andersen LLP for audited financial statements for the year ended December 31, 1996.

24            Power of Attorney (Incorporated herein by reference)

27            Financial Data Schedule