Form 10-Q
period 1997-03-31
CALIFORNIA INDEPENDENT BANCORP
filed 1997-05-12
CIK 948976

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549


(Mark One)
( X  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES
                   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                                          OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934

For the transition period from ____________________to ______________________.

Commission File Number 0-26552
                       -------

                            CALIFORNIA INDEPENDENT BANCORP
                           -------------------------------
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

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
    Class                                        March 31, 1997
    -----                                        --------------

    Common stock, no par value                   1,546,032 Shares


This report contains a total of  17  pages
                                ----------

                            PART I- FINANCIAL INFORMATION


ITEM 1                                                               PAGE

CALIFORNIA INDEPENDENT BANCORP AND
SUBSIDIARIES FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS                                         3

   CONSOLIDATED STATEMENTS OF INCOME FOR THREE MONTHS                  4

   CONSOLIDATED STATEMENTS OF CASH FLOWS                               5

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         6-7



ITEM 2

   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                              8-16



                           PART II- OTHER INFORMATION

ITEM 3


SIGNATURES                                                            17

                   CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                       MARCH 31,    DECEMBER 31,
                                                                         1997           1996
                                                                     ------------   ------------

ASSETS
Cash and due from banks                                               $  13,967     $  22,991
Federal funds sold                                                       34,000        41,300
                                                                      ---------     ---------
    Total Cash and Equivalents                                           47,967        64,291
Investment securities:
  Available-for-sale securities, at fair value                           12,779        11,381
  Held-to-maturity securities, at amortized cost
   (fair value of $29,205 and $23,511 respectively)                      29,191        23,283
Loans:
  Commercial                                                             75,475        73,620
  Consumer                                                                2,940         2,984
  Real Estate-mortgage                                                   24,901        28,564
  Real Estate-construction & land development                            31,454        29,916
  Other                                                                  28,018        16,016
                                                                      ---------     ---------
    Total loans                                                         162,788       151,100
  Less allowance for possible loan losses                                (4,057)       (4,053)
                                                                      ---------     ---------
    Net Loans                                                           158,731       147,047
Premises and equipment, net                                               7,747         7,420
Accrued interest receivable and other assets                              8,101         9,389
                                                                      ---------     ---------
   Total other assets                                                    15,848        16,809
                                                                      ---------     ---------

TOTAL ASSETS                                                          $ 264,516     $ 262,811
                                                                      ---------     ---------
                                                                      ---------     ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand, non-interest bearing                                        $  46,000     $  55,181
  Demand, interest bearing                                               35,557        33,659
Savings and Money Market                                                 70,655        67,756
Time certificates                                                        87,055        81,360
                                                                      ---------     ---------
    Total deposits                                                      239,267       237,956
Accrued interest payable and other liabilities                            2,740         2,823
                                                                      ---------     ---------
TOTAL LIABILITIES                                                       242,007       240,779

Shareholders' equity:
Common stock, no par value; 20,000,000 shares authorized;
  1,546,032 and 1,546,032 shares issued and outstanding at
  March 31, 1997 and at December 31, 1996, respectively                  11,461         8,766
Retained earnings                                                        11,091        13,284
Net unrealized gains (losses) on available-for-sale securities              (43)          (18)
                                                                      ---------     ---------
Total shareholders' equity                                               22,509        22,032
                                                                      ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 264,516     $ 262,811
                                                                      ---------     ---------
                                                                      ---------     ---------


See accompanying notes to consolidated financial statements

                   CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                   THREE MONTHS        THREE MONTHS
                                                                       ENDED               ENDED
                                                                  MARCH 31, 1997      MARCH 31, 1996
                                                                 ------------------------------------
Interest income:
  Interest and fees on loans                                          $   4,323          $   3,758
  Interest on investment securities                                         623                506
  Interest on federal funds sold                                            527                559
                                                                      ---------          ---------
    Total interest income                                                 5,473              4,823
                                                                      ---------          ---------
Interest expense:
  Demand, interest bearing                                                  354                247
  Savings                                                                   661                602
  Time certificates                                                       1,190                890
  Other                                                                       6                  7
                                                                      ---------          ---------
    Total interest expense                                                2,211              1,746
                                                                      ---------          ---------
    Net interest income                                                   3,262              3,077
Provision for possible loan losses                                          (40)               (60)
                                                                      ---------          ---------
Net interest income after provision for possible loan losses              3,222              3,017
                                                                      ---------          ---------
Other income:
  Service charges                                                           236                208
  Net gain (loss on securities transactions)                                  -                  4
  Other                                                                     826                426
                                                                      ---------          ---------
    Total other income                                                    1,062                638
                                                                      ---------          ---------
Other expenses:
  Salaries and benefits                                                   1,709              1,245
  Occupancy                                                                 144                141
  Equipment                                                                 282                210
  Advertising and promotion                                                  85                104
  Stationary and supplies                                                   101                 68
  Legal and professional fees                                                77                 21
  Other operating expenses                                                  559                557
                                                                      ---------          ---------
    Total other expenses                                                  2,957              2,346

Earnings before income taxes                                              1,327              1,309
Income taxes                                                                510                522
                                                                      ---------          ---------
Net Income                                                            $     817          $     787
                                                                      ---------          ---------
                                                                      ---------          ---------
Primary earnings per share                                            $    0.53          $    0.51
                                                                      ---------          ---------
                                                                      ---------          ---------
Weighted average shares outstanding                                   1,546,032          1,523,842
                                                                      ---------          ---------
                                                                      ---------          ---------
Fully Diluted:
Earnings per share                                                    $    0.46          $    0.44
                                                                      ---------          ---------
Weighted average shares outstanding                                   1,792,606          1,757,068
                                                                      ---------          ---------
Cash dividend paid per share of common stock                          $    0.11          $    0.11
                                                                      ---------          ---------
                                                                      ---------          ---------


See accompanying notes to consolidated financial statements

                   CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                                     (UNAUDITED)
                                    (IN THOUSANDS)


                                                                       MARCH 31,            MARCH 31,
                                                                         1997                 1996
                                                                    ---------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $  817              $  787
Adjustments to reconcile net income to net cash provided
 by operating activities-
  Depreciation and amortization                                             222                 142
  Provision for possible loan losses                                         40                  60
  Provision for deferred taxes                                              (21)             (1,043)
(Increase) decrease in assets-
  Interest receivable                                                      (875)             (1,079)
  Other assets                                                            1,988               4,449
Increase (decrease) in liabilities-
  Interest payable                                                           (7)               (297)
  Other liabilities                                                         (76)                323
                                                                         ------              ------
    Net cash provided by operating activities                             2,088               3,342

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans                                        (11,724)             (5,190)
Purchase of investments                                                  (7,537)             (1,082)
Proceeds from Maturity of HTM Securities                                    115               3,673
Proceeds from sales of AFS Securities                                        90               2,054
Proceeds from sales of other real estate owned                               51                   0
Purchases of premises and equipment                                        (549)               (482)
                                                                         ------              ------
    Net cash used for investing activities                              (19,554)             (1,027)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest bearing deposits                             (9,117)             (4,103)
Net increase in interest bearing deposits                                10,492               3,849
Cash dividends                                                             (170)               (159)
Stock options exercised                                                       0                  54
Cash paid in lieu of fractional shares                                        0                   0
                                                                         ------              ------
     Net cash provided by financing activities                            1,205                (359)

NET INCREASE(DECREASE)                                                  (16,261)              1,956
                                                                         ------              ------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           64,228              47,963
                                                                         ------              ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 47,967              49,919
                                                                         ------              ------
                                                                         ------              ------

See accompanying notes to consolidated financial statements



                   CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (UNAUDITED)



NOTE 1 -  BASIS OF PRESENTATION

          In the opinion of the Company, the unaudited consolidated financial statements, prepared on the accrual basis of accounting, contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company and subsidiaries at March 31, 1997 and December 31, 1996 and the results of its operations for the periods ended March 31, 1997 and 1996.

          Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year ending December 31, 1997.

NOTE 2 -  CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Feather River State Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 -  LOANS TO DIRECTORS

          In the ordinary course of business, the Company makes loans to directors of the company, which on March 31, 1997 amounted to a total of approximately $6,197,098.

NOTE 4 -  COMMITMENTS & CONTINGENT LIABILITIES

          In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and letters of credit which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

NOTE 5 -  NET INCOME PER SHARE

          Net Income per share is computed using the weighted average number of shares of common stock outstanding (as adjusted retroactively to reflect the 5% stock dividend paid on August 16, 1996).

NOTE 6 -  CASH DIVIDENDS
          The Bancorp paid an eleven cents per share dividend in February 1997.

NOTE 7 -  EARNINGS PER SHARE
          Effective December 31, 1997, the Bank is required to adopt Financial Accounting Standards Board No. 128, Earnings Per Share. Among other things the new standard requires replacement of primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Fully diluted EPS, now called diluted EPS, is still required. The Bank has not quantified the effect of applying the new standard.

                   CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                        MANAGEMENT DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS


Net income for the three months ended March 31, 1997 was $817,000 or $0.53 per share compared to $787,000 or $0.51 per share during the same period in 1996, representing an increase in net income of 3.8%.

These increases in net income are due mainly to an increase in net loans outstanding. In addition the Company had a substantial decrease in the allocation for loan loss reserves and an increase in Other Operating Income. The increase in Other Operating Income was primarily due to an increase in Brokered Loan Fees.

Outstanding net loans were $158,731,000 March 31, 1997 compared to $147,047,000 at December 31, 1996 an increase of $11,684,000 or 7.9%.

The Company's investment portfolio at March 31, 1997 was $41,970,000 or 15.9% of total assets, an increase from $34,664,000 or 21.1% at December 31, 1996 as the Company shifted assets from overnight Federal Funds to longer term, higher yielding investments. At March 31, 1997 Federal Funds Sold were $34,000,000 as compared to $41,300,000 at December 31, 1996. This excess liquidity is due to management's strategy to internally fund the anticipated seasonal Agricultural and Real Estate loan demand between now and August of 1997.

The total deposits of March 31, 1997 were $239,267,000 compared to $237,956,000 at December 31, 1996, an increase of 0.6%. During the first quarter non interest bearing demand deposits decreased from $55,181,000 at December 31, 1996 to $46,000,000 at March 31, 1997. The Company attributes this decrease of $9,181,000 or 16.6% in demand deposits to depositors shifting their funds into interest bearing deposits with the institution. At March 31, 1997 interest bearing deposits were $193,267,000 as compared to $182,775,000 at December 31, 1996 an increase of 16.9%.

The total loan to deposit ratio was 68% at March 31, 1997, compared to 63.5% at December 31, 1996. This increase is the result of normal lending cycles of agricultural loans, real estate loans and the purchase of leases.


LOANS

Outstanding total loans at March 31, 1997 were $162,788,000, an increase of $11,688,000 or 7.7% over year end 1996.

During the forth quarter of 1996, the Bank acquired, EPI Leasing Company, Inc. The Bank acquires leases generated by EPI, allowing it to further diversify its asset portfolio with high yielding, quality leases. In addition EPI will continue its role as broker/seller whereby its leases are sold to other funding sources with servicing income retained by them.

In addition to the normal lending cycle, increased loans are also due to an increase in other loans in the category which were $28,018,000 at March 31, 1997 as compared to the December 31, 1996 balance of $16,016,000 an increase of $12,002,000, or 74.9%. This increase is primarily due to the purchase of leases from other financial institutions and from the Banks subsidiary, EPI Leasing Company. Leases at March 31, 1997 were $26,624,000 as compared to the December 31, 1996 balance of $15,893,000 representing an increase of $10,731,000 or 67.5%.

At March 31, 1997 Real Estate construction and land development loans were at $31,454,000 a slight increase over the December 31, 1996 balance of $29,916,000. Commercial loans were at $75,475,000 on March 31, 1997 compared to $73,620,000 at December 31, 1996.

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


NONPERFORMING LOANS

Loans are generally placed on nonaccrual status when they are 90 days past due as to either interest or principal ("Past Due"). At that time, any accrued but uncollected interest is reversed, and additional income is recorded on a cash basis as payments are received. However, loans that are in the process of renewal in the normal course of business, or are well-secured and in the process of collection, may not be placed on nonaccrual status, at the discretion of Management. A nonaccrual loan may be restored to an accrual basis when interest and principal payments are current and the prospects for future payments are no longer in doubt ("Nonaccrual").

Total nonperforming loans increased from March 31, 1996 to March 31, 1997 by $981,000 or 53.7%, however, nonperforming loans decreased from December 31, 1996 to March 31, 1997 by $235,000 or 7.8%.

Past Due commercial loans were $1,987,000 at December 31, 1996 and $1,431,000 at March 31, 1997 as compared to $11,000 at March 31, 1996. The increase in Past Due loans is in part a result of problems with agricultural operational loans from the 1995 and 1996 crop years. During the first quarter of 1997, three loans totaling $75,700 which were Past Due at December 31, 1996 were placed on Nonaccrual and five Past Due loans were either restructured or paid off. Six additional loans totaling $404,000 were placed into the Past Due category during the quarter ended March 31, 1997. The reduction and restructuring of one Past Due loan for $1,200,000 was accomplished after March 31, 1997, and this loan is no longer considered to be in Past Due status.

Past Due leases increased from $81,000 at March 31, 1996 to $210,000 at December 31, 1996 or 159.3% and to $542,000 or 158.1% during the quarter ended March 31, 1997. The Bank has purchased leases from two nonaffiliated lessors, as well as originating leases from its own subsidiary E.P.I. Leasing Co., Inc. ("EPI") which it purchased on October 1, 1996. Leases typically are for business equipment. At December 31, 1996 and March 31, 1997, none of the leases which were Past Due were originated by EPI.

The Company has an agreement with one leasing company from which it purchases leases whereby the leasing company is obligated to repurchase the leases sold to the Company if a lease is past due 180 days or more. The Company does expect that it will incur losses on leases which were Past Due at March 31, 1997.

Nonaccrual commercial loans were $1,579,000 at March 31, 1996 and decreased to $189,000 at December 31, 1996 or 88.0% and were $173,000 at March 31, 1997 or a decrease of 8.9% during the quarter ended March 31, 1997. The decrease in nonaccrual commercial loans is due to the full payment of $536,000 relating to an agricultural production loan and, a loan for $906,000 where the Company has sold its collateral and has a pending sale of OREO. The Company has taken a loss of $203,000 on this loan in September 1996 and in January 1997 wrote down the value of the OREO by $20,000.

Nonaccrual real estate loans were $156,000 at March 31, 1996 and increased to $657,000 or 321.2% at December 31, 1996 and to $662,000 or an increase of .8%
during the quarter ended March 31, 1997. Of this amount $542,000 at December 31, 1996 and March 31, 1997 relates to three loans for residential development. The Company is negotiating with the borrower to restructure these loans and to obtain additional collateral to reduce the loan-to-value ratio to a more appropriate level.

The following table summarizes the composition of non-performing loans as of March 31, 1997, December 31, 1996 and March 31, 1996.

                                    March 31      December 31,    March 31
                                      1997            1996          1996
                                    --------------------------------------
Accruing loans past due
90 days or more
    Commerical and all other        $  1,431       $  1,987         $  11
    Leases                               542            210            81
                                    --------------------------------------
Total                               $  1,973       $  2,197         $  92
                                    --------------------------------------
Nonaccrual loans
    Commercial                           173            189         1,579
    Real Estate                          662            657           156
                                    --------------------------------------
Total                                    835            846         1,735
                                    --------------------------------------
Total Nonperforming Loans           $  2,808       $  3,043      $  1,827
                                    --------------------------------------
                                    --------------------------------------

In addition to the above, the Company holds Real Estate properties as "Other Real Estate Owned" (OREO) recorded at $1,010,000 at March 31, 1997. In all cases the amount recorded on the books is the lesser of the loan balance or the fair market value obtained from a current appraisal. Therefore any identified losses have already been recognized. The bank is in the process of marketing the OREO properties.

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

The allowance for loan losses at March 31, 1997 was $4,057,000 an increase from $4,053,000 at year-end 1996, and is equal to 2.49% of the Bank's outstanding loans at March 31, 1997.

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

     For the three months ended March 31, 1997, the Bank charged-off $47,081 and recovered $11,800. The charge-offs consisted of a $20,000 writedown on an OREO, and a $19,962 commercial loan.

                                RESULTS OF OPERATIONS

                          Three months ended March 31, 1997
                                    compared with
                          Three months ended March 31, 1996


Net income for the three months ended March 31, 1997 was $817,000 as compared to the March 31, 1996 figure of $787,000 an increase of 3.8%.

The increase in net income for the three month period ended March 31, 1997 was largely due to an increase in net interest income after provisions for loan losses combined with increased other income, partially offset by increased other expenses.

Net interest income after provisions increased from $3,017,000 for the three months ended March 31, 1997 to $3,222,000 for the same period in 1997, for an
increase of  $205,000.   This additional income is  partially due  to an
increase of 7.7% in outstanding loans at the end of the first quarter of 1997 over the same period 1996.

Other income increased by $424,000 over the same period in 1996, mostly as the result of increased brokered loan and lease fees earned by the Bank and its subsidiary, EPI Leasing Company.

Other expenses for the three months ended March 31, 1997 were $2,946,000, an increase of $600,000 over the same period in 1996, mostly due to increases in salaries and benefits. A major contributor to this increase was the purchase of EPI Leasing Company and the opening of a new Branch in Wheatland, California, in March 1997.

For the three month period ending March 31, 1997 recoveries to the Provision for Loan Losses were $11,000 and charge-offs were $47,000. Charge-offs exceeded Recoveries by $36,000. In addition the Bank allocated $40,000 to the Provisions for Loan Losses during the first quarter of 1997.

The yield on average earning assets for the three month period ended March 31, 1997 compared to the same periods in 1996 are set forth in the following table (in thousands except for percentages):

                          Three months ended           Three months ended
                            March 31, 1997               March 31, 1996
                          ------------------           ------------------

Average loans                     $  154,805                   $  143,930
  outstanding
Average yields                         11.17%                       12.21%
Amount of interest
  & fees earned                   $    4,323                   $    4,393
Average prime rate                      8.27%                        8.77%

A large portion of the Company's loan portfolio is based upon the Bank's reference rate, adjusted on a daily basis so that rate changes have an immediate effect on the loan interest yield. The Bank's reference rate closely tracks the prime rate.

Rates and amounts paid on average deposits, including non-interest bearing deposits for the three month period ended March 31, 1997 compared to the same periods in 1996 are set forth in the following table (in thousands except for percentages):

                           Three months ended             Three months ended
                             March 31, 1997                  March 31, 1996
                           ------------------             ------------------

Average deposits               $  237,232                    $  192,453
  outstanding
Average rates paid                   3.72%                         3.61%
Amount of interest
  paid or accrued              $    2,204                    $    1,739

The following tables summarize the principal elements of operating expenses and disclose the increases (decreases) and percent of increases (decreases) for the three month period ended March 31, 1997 and 1996 (amounts in thousands except for percentages):


                              Three months ended March 31,            Increase (Decrease)
                                                                        1997 over 1996
                                   1997           1996               Amount      Percentage
                              -------------------------             --------     -----------
Salaries and benefits          $  1,709       $  1,245                $  464        37.27%
Occupancy                           144            141                     3         2.13%
Equipment                           282            210                    72        34.29%
Advertising and promotion            85            104                   (19)      (18.27%)
Stationary & supplies               101             68                    33        48.53%
Legal and professional fees          77             21                    56       266.67%
Other operating expenses            548            557                    (9)       (1.62%)
                               -----------------------                ---------------------
  Total other expenses         $  2,946       $  2,346                $  600        25.58%
                               -----------------------                ---------------------
                               -----------------------                ---------------------

The increases in salaries and benefits resulted from normal salary increases and increased staffing for the opening of the new Wheatland Branch and the addition of the employees at EPI Leasing Company, the Bank's subsidiary. Additional staff has also been added to the new office location in Marysville, California. This office has recognized a substantial increase in deposits due to the announcement of mergers and branch closures of two major financial institutions.

The Company employed 183 full time equivalent employees on March 31, 1997, compared to 179 on December 31, 1996 and 139 on March 31, 1996.

The increase in occupancy and equipment expense over 1996 is attributable to the purchase, relocation and remodeling of a new building for our Marysville branch which opened in the second quarter of 1996, the opening of the Bank's new Wheatland office and the addition of the Bank's subsidiary EPI Leasing Company. In addition, the Company purchased Automated Teller Machines (ATM's) for each of its seven branches. In addition the Bank purchased a bank building in Yuba City to provide much needed space for its Residential and Ag Real Estate Departments and also installed walk-up and drive-up ATM's at the new Real Estate Loan Center.

Applicable income taxes for the three month period ended March 31, 1997 were $510,000 as compared to the March 31, 1996 amount of $522,000.

The Company's effective tax rate for the three months ended March 31, 1997 and 1996 were 38.12% and 39.88% respectively.

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

The Bank has formal and informal borrowing arrangements with the Federal Reserve Bank and its correspondent bank to meet unforeseen deposit outflows or seasonal loan funding demands. As of March 31, 1997 and December 31, 1996 the bank had no balances outstanding on these lines.

The Bank has also entered into an agreement with Lehman Brothers for a standby short term loan secured by U.S. Government and Agency Obligations in the Bank's investment portfolio, in order to fund any liquidity needs not met by other sources of funding as warranted by loan demand.


RATE SENSITIVITY

On a monthly basis, the Bank tracks its RSA's (Rate Sensitive Assets) and RSL's (Rate Sensitive Liabilities) and calculates the difference between the two (GAP) as a percentage of total assets for various time horizons.

The Bank's goal is to maintain a cumulative GAP of between 0% and +10% for a one-year horizon. The March 31, 1997, one-year GAP was +2.2%. Since this figure is positive, it means that in an increasing interest rate environment the Bank's RSA's will reprice faster than the Bank's RSL's, therefore, creating a larger difference between interest income and interest expense, which in turn results in a larger net interest margin.

The Bank's 90-day interest sensitivity gap was +14.7% on March 31, 1997, which means that an interest rate increase at this time would have a more pronounced positive effect on earnings during the next 90 days.


CAPITAL RESOURCES

The Company has sustained its growth in capital through profit retention, net of cash dividends paid out to shareholders.

On March 31, 1997 total shareholders equity has increased by $477,000 primarily via retained earnings, and stood at $22,509,000.

On December 31, 1996 total shareholders equity was $22,032,000.

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

As can be seen by the following tables, the Company exceeded all regulatory capital ratios on March 31, 1997 and on December 31, 1996:

RISK BASED CAPITAL RATIO
AS OF MARCH 31, 1997
------------------------------------------------------------------------------
                                         Company                   Bank
(Dollars in thousands)              Amount     Ratio         Amount     Ratio
------------------------------------------------------------------------------
Tier 1 Capital                    $  22,318    11.35%      $  22,108    11.24%
Tier 1 Capital minimum
  requirement                         7,869     4.00%          7,866     4.00%
                                  --------------------------------------------
    Excess                        $  14,449     7.35%      $  14,242     7.24%
                                  --------------------------------------------
                                  --------------------------------------------
Total Capital                        24,882    12.65%         24,670    12.54%
Total Capital minimum
  requirement                        15,737     8.00%         15,733     8.00%
                                  --------------------------------------------
    Excess                        $   9,145     4.65%      $   8,937     4.54%
                                  --------------------------------------------
Risk-adjusted assets              $ 196,714                $ 196,657
                                  --------------------------------------------
                                  --------------------------------------------

LEVERAGE CAPITAL RATIO

Tier 1 Capital to quarterly       $  22,318     8.49%      $  22,108     8.42%
  average total assets
Minimum leverage requirement         10,518     4.00%         10,506     4.00%
                                  --------------------------------------------
Excess                            $  11,800     4.49%      $  11,602     4.42%
                                  --------------------------------------------
                                  --------------------------------------------
Total Quarterly average assets    $ 262,944                $ 262,660
                                  ---------                ---------
                                  ---------                ---------

RISK BASED CAPITAL RATIO
AS OF DECEMBER 31, 1996
------------------------------------------------------------------------------
                                         Company                   Bank
(Dollars in thousands)              Amount     Ratio         Amount     Ratio
------------------------------------------------------------------------------

Tier 1 Capital                   $  21,813     11.31%      $  21,804    11.32%
Tier 1 Capital minimum
  requirement                        7,713      4.00%          7,708     4.00%
                                 ---------------------------------------------
    Excess                       $  14,100      7.31%      $  14,096     7.32%
                                 ---------------------------------------------
                                 ---------------------------------------------
Total Capital                       22,918     11.89%         24,225    12.57%
Total Capital minimum
  requirement                       15,426      8.00%         15,415     8.00%
                                 ---------------------------------------------
    Excess                       $   7,492      3.89%      $   8,810     4.57%
                                 ---------------------------------------------
Risk-adjusted assets             $ 192,825                 $ 192,693
                                 ---------------------------------------------
                                 ---------------------------------------------
LEVERAGE CAPITAL RATIO

Tier 1 Capital to quarterly      $  21,813      8.82%      $  21,804     8.82%
  average total assets
Minimum leverage requirement         9,891      4.00%          9,890     4.00%
                                 ---------------------------------------------
Excess                           $  11,922      4.82%      $  11,914     4.82%
                                 ---------------------------------------------
                                 ---------------------------------------------
Total Quarterly average assets   $ 247,274                 $ 247,255
                                 ---------                 ---------
                                 ---------                 ---------

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date  May 5, 1997                      /S/ Robert J. Mulder
    ------------------------------     --------------------------------
                                       Robert J. Mulder
                                       President/CEO

Date  May 5, 1997                      /S/ Annette Bertolini
    ------------------------------     --------------------------------
                                       Annette Bertolini
                                       Chief Financial Officer