Form 10-Q
period 1997-06-30
CALIFORNIA INDEPENDENT BANCORP
filed 1997-08-14
CIK 948976

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC. 20549


(Mark One)
( X  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES
              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                                          OR
(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the transition period from _______________________to_______________________.

Commission File Number 0-265520
                            CALIFORNIA INDEPENDENT BANCORP
                           -------------------------------
                (Exact name of registrant as specified in its charter)

                   CALIFORNIA                            68-0349947
                   ----------                            ----------
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)


                1227 BRIDGE ST., SUITE C, YUBA CITY, CALIFORNIA 95991
                -----------------------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)

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

Yes     X                No
     -------                 ------

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Outstanding at
    Class                                   June 30, 1997
    -----                                   -------------

    Common stock, no par value              1,554,346 Shares

This report contains a total of 23 pages

                        PART I - FINANCIAL INFORMATION


ITEM 1                                                               PAGE

CALIFORNIA INDEPENDENT BANCORP AND
SUBSIDIARIES FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS                                         3

   CONSOLIDATED STATEMENTS OF INCOME FOR THREE MONTHS                  4


   CONSOLIDATED STATEMENTS OF INCOME FOR SIX MONTHS                    5

   CONSOLIDATED STATEMENTS OF CASH FLOWS                               6

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         7-8


ITEM 2

   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                              9-21


                        PART II - OTHER INFORMATION

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS                  22

ITEM 6

Reports on Form 8-K                                                    22

SIGNATURES                                                             23

PART I  FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS

                   CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                      JUNE 30,    DECEMBER 31,
                                                                        1997          1996
                                                                     ----------   ------------
ASSETS
Cash and due from banks                                              $   14,264    $   22,991
Federal funds sold                                                       10,000        41,300
                                                                     ----------   ------------
    Total Cash and Equivalents                                           24,264        64,291
Investment securities:
  Available-for-sale securities, at fair value                           12,289        11,381
  Held-to-maturity securities, at amortized cost
    (fair value of $27,636 and $23,511 respectively)                     27,481        23,283
Loans:
  Commercial                                                             96,674        73,620
  Consumer                                                                2,723         2,984
  Real Estate-mortgage                                                   30,940        28,564
  Real Estate-construction & land development                            34,300        29,916
  Leases and Other                                                       31,634        16,016
                                                                     ----------   ------------
    Total loans                                                         196,271       151,100
  Less allowance for possible loan losses                                (4,202)       (4,053)
                                                                     ----------   ------------
    Net Loans                                                           192,069       147,047
Premises and equipment, net                                               7,959         7,420
Accrued interest receivable and other assets                             10,056         9,389
                                                                     ----------   ------------
   Total other assets                                                    18,015        16,809
                                                                     ----------   ------------

TOTAL ASSETS                                                         $  274,118    $  262,811
                                                                     ----------   ------------
                                                                     ----------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand, non-interest bearing                                       $   50,156    $   55,181
  Demand, interest bearing                                               34,288        33,659
Savings and Money Market                                                 67,864        67,756
Time certificates                                                        98,092        81,360
                                                                     ----------   ------------
    Total deposits                                                      250,400       237,956
Accrued interest payable and other liabilities                            2,465         2,823
                                                                     ----------   ------------
TOTAL LIABILITIES                                                       252,865       240,779
Shareholders' equity:
Common stock, no par value; 20,000,000 shares authorized;
  1,554,346 and 1,546,032 shares issued and outstanding at
  June 30, 1997 and at December 31, 1996, respectively                   11,537         8,766
Retained earnings                                                         9,727        13,284
Net unrealized gains (losses) on available-for-sale securities              (11)          (18)
                                                                     ----------   ------------
Total shareholders' equity                                               21,253        22,032
                                                                     ----------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  274,118    $  262,811
                                                                     ----------   ------------
                                                                     ----------   ------------

See accompanying notes to consolidated financial statements

                   CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  THREE MONTHS   THREE MONTHS
                                                                       ENDED          ENDED
                                                                  JUNE 30, 1997  JUNE 30, 1996
                                                                  -----------------------------
Interest income:
  Interest and fees on loans                                          $   4,928     $   4,190
  Interest on investment securities                                         671           415
  Interest on federal funds sold                                            305           262
                                                                  -------------  -------------
    Total interest income                                                 5,904         4,867
                                                                  -------------  -------------
Interest expense:
  Demand, interest bearing                                                  358           248
  Savings                                                                   657           601
  Time certificates                                                       1,338           889
  Other                                                                       6             5
                                                                  -------------  -------------
    Total interest expense                                                2,359         1,743
                                                                  -------------  -------------
    Net interest income                                                   3,545         3,124
Provision for possible loan losses                                       (3,296)          (40)
                                                                  -------------  -------------
Net interest income after provision for possible loan losses                249         3,084
                                                                  -------------  -------------
Other income:
  Service charges                                                           250           275
  Net gain (loss) on securities transactions                                  -           -
  Other                                                                     843           315
                                                                  -------------  -------------
    Total other income                                                    1,093           590
                                                                  -------------  -------------
Other expenses:
  Salaries and benefits                                                   1,888         1,177
  Occupancy                                                                 180           137
  Equipment                                                                 328           256
  Advertising and promotion                                                 139           110
  Stationery and supplies                                                    78            69
  Legal and professional fees                                                60            85
  Other operating expenses                                                  711           527
                                                                  -------------  -------------
    Total other expenses                                                  3,384         2,361

Earnings before income taxes                                             (2,042)        1,313
Income taxes                                                               (849)          526
                                                                  -------------  -------------
Net Income                                                            $  (1,193)    $     787
                                                                  -------------  -------------
                                                                  -------------  -------------

Primary earnings per share                                            $   (0.77)    $    0.54
                                                                  -------------  -------------
                                                                  -------------  -------------
Weighted average shares outstanding                                   1,552,808     1,451,278
                                                                  -------------  -------------
                                                                  -------------  -------------
Fully Diluted:
  Earnings per share                                                  $   (0.67)    $    0.47
                                                                  -------------  -------------
  Weighted average shares outstanding                                 1,792,006     1,690,960
                                                                  -------------  -------------
Cash dividend paid per share of common stock                          $    0.11     $    0.11
                                                                  -------------  -------------
                                                                  -------------  -------------

See accompanying notes to consolidated financial statements

                   CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    SIX MONTHS     SIX MONTHS
                                                                       ENDED          ENDED
                                                                  JUNE 30, 1997  JUNE 30, 1996
                                                                  ----------------------------
Interest income:
  Interest and fees on loans                                           $  9,251      $  7,948
  Interest on investment securities                                       1,294           921
  Interest on federal funds sold                                            832           821
                                                                  -------------  ------------
    Total interest income                                                11,377         9,690
                                                                  -------------  ------------
Interest expense:
  Demand, interest bearing                                                  712           495
  Savings                                                                 1,318         1,203
  Time certificates                                                       2,528         1,779
  Other                                                                      12            12
                                                                  -------------  ------------
    Total interest expense                                                4,570         3,489
                                                                  -------------  ------------
    Net interest income                                                   6,807         6,201
Provision for possible loan losses                                       (3,336)         (100)
                                                                  -------------  ------------
Net interest income after provision for possible loan losses              3,471         6,101
                                                                  -------------  ------------
Other income:
  Service charges                                                           486           483
  Net gain (loss) on securities transactions                                  -             4
  Other                                                                   1,669           741
                                                                  -------------  ------------
    Total other income                                                    2,155         1,228
                                                                  -------------  ------------
Other expenses:
  Salaries and benefits                                                   3,597         2,422
  Occupancy                                                                 324           278
  Equipment                                                                 610           466
  Advertising and promotion                                                 224           214
  Stationery and supplies                                                   179           137
  Legal and professional fees                                               137           106
  Regulatory assessments                                                     26            15
  Other operating expenses                                                1,244         1,069
                                                                  -------------  ------------
    Total other expenses                                                  6,341         4,707

Earnings before income taxes                                               (715)        2,622

Income taxes                                                               (339)        1,048
                                                                  -------------  ------------

Net Income                                                         $       (376)  $     1,574
                                                                  -------------  ------------
                                                                  -------------  ------------

Primary earnings per share                                         $      (0.24)  $      1.08
                                                                  -------------  ------------
                                                                  -------------  ------------

Weighted average shares outstanding                                   1,549,439     1,451,278
                                                                  -------------  ------------
                                                                  -------------  ------------
Fully Diluted:
  Earnings per share                                               $      (0.21)  $      0.94
                                                                  -------------  ------------
  Weighted average shares outstanding                                 1,792,419     1,673,398
                                                                  -------------  ------------

Cash dividend paid per share of common stock                       $       0.22   $      0.22
                                                                  -------------  ------------

See accompanying notes to consolidated financial statements

                   CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                     (UNAUDITED)
                                    (IN THOUSANDS)

                                                                     JUNE 30,       JUNE 30,
                                                                       1997           1996
                                                                  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $      (376)   $    1,574
Adjustments to reconcile net income to net cash
provided by operating activities

  Depreciation and amortization                                             463           371
  Provision for possible loan losses                                         40           100
  Provision for deferred taxes                                                5        (1,079)
(Increase) decrease in assets-
  interest receivable                                                    (1,103)       (1,664)
  Other assets                                                              233         3,226
Increase (decrease) in liabilities-
  interest payable                                                          123          (243)
  Other liabilities                                                        (481)          242
                                                                  -------------  ------------
    Net cash provided by operating activities                            (1,096)        2,527

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans                                        (45,062)      (35,937)
Purchase of investments                                                 (11,204)       (2,028)
Proceeds from maturity of htm securities                                  5,541         4,495
Proceeds from sales/maturity of afs securities                              564         2,166
Proceeds from sales of other real estate owned                               51             0
Purchases of premises and equipment                                      (1,001)         (156)
                                                                  -------------  ------------
    Net cash used for investing activities                              (51,111)      (31,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits                             (5,024)       (3,307)
Net increase in interest-bearing deposits                                17,469         5,484
Cash dividends                                                             (341)         (318)
Stock options exercised                                                      76            54
Cash paid in lieu of fractional shares                                        0             0
                                                                  -------------  ------------
     Net cash provided by financing activities                           12,180         1,913

NET INCREASE (DECREASE)                                                 (40,027)      (27,020)
                                                                  -------------  ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           64,291        47,963
                                                                  -------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 24,264        20,943
                                                                  -------------  ------------
                                                                  -------------  ------------

See accompanying notes to consolidated financial statements

                   CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (UNAUDITED)



NOTE 1 -  BASIS OF PRESENTATION

    In the opinion of the Company, the unaudited consolidated financial statements, prepared on the accrual basis of accounting, contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company and its subsidiaries at June 30, 1997 and December 31, 1996, and the results of its operations for the periods ended June 30, 1997 and 1996, respectively.

    Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year ending December 31, 1997.

NOTE 2 -  CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Feather River State Bank, and EPI Leasing, Company Inc., a subsidiary of Feather River State Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

    .
NOTE 3 -  LOANS TO DIRECTORS

    In the ordinary course of business, the Company makes loans to directors of the Company, which on June 30, 1997, amounted to a total of approximately $7,583,744.

NOTE 4 -  COMMITMENTS & CONTINGENT LIABILITIES

    In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

NOTE 5 -  NET INCOME PER SHARE

    Net Income per share is computed using the weighted average number of shares of common stock outstanding (as adjusted retroactively to reflect the 5% stock dividend paid on August 16, 1996).

NOTE 6 -  CASH DIVIDENDS

    The Company paid an eleven cent per share dividend in February 1997 and May 1997, respectively.

NOTE 7-  EARNINGS PER SHARE

    Effective December 31, 1997, the Bank is required to adopt Financial Accounting Standards Board No. 128, Earnings Per Share (EPS). Among other things, the new standard requires replacement of primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Fully diluted EPS, now called diluted EPS, is still required. The Bank has not quantified the effect of applying the new standard.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS


During the second quarter, the Company determined that additional contributions to Loan Loss Reserves were required in order to recognize the increased risk exposure for a small number of sizable loans in its portfolio. Management's action resulted in a one -time $3,200,000 contribution to Loan Loss Reserves. As a result, the second quarter and year-to-date operating results show a loss.

Net income for the quarter was ($1,193,000) for fully-diluted earnings per share of ($.67), representing a 251.6% decrease over the second quarter of 1996, which saw net income of $787,000, or $.47 per share on a fully-diluted basis.

Year-to date, the six months ending June 30, 1997, saw net income of ($376,000) or ($.21) per share on a fully-diluted basis, as compared to the same period in 1996 at which time the Company reported net earnings year-to date of $1,574,000 or $.94 per share on a fully-diluted basis.

Total assets at June 30,1997, were $274,118,000, an increase of 4.3% over December 31, 1996, total assets of $262,811,000.

Outstanding net loans were $192,069,000 at June 30, 1997, compared to $147,047,000 at December 31, 1996, an increase of $45,022,000 or 30.6%.

The Company's investment portfolio at June 30, 1997, was $39,770,000, or 14.5% of total assets, an increase from $34,664,000 or 21.1% of total assets at December 31, 1996, as the Company shifted assets from overnight Federal Funds to longer term, higher yielding investments. At June 30, 1997, Federal Funds Sold were $10,000,000 as compared to $41,300,000 at December 31, 1996. This excess liquidity is due to Management's strategy to fund internally the anticipated seasonal agricultural and real estate loan demand.

Total deposits at June 30, 1997, were $250,400,000 compared to $237,956,000 at December 31, 1996, an increase of 5.2%. During the first half of 1997, noninterest-bearing demand deposits decreased from $55,181,000 at December 31, 1996 to $50,156,000 at June 30, 1997. The Company attributes this decrease of $5,025,000 or 9.1% in demand deposits to depositors shifting their funds into interest bearing deposits with the institution. At June 30, 1997, interest-bearing deposits were $200,244,000, as compared to $182,775,000 at December 31, 1996, an increase of 9.56%.

The total loan-to-deposit ratio was 78% at June 30, 1997, compared to 63.5% at December 31, 1996. This increase is the result of normal lending cycles of agricultural loans, real estate loans and the purchase of leases.


LOANS

Total loans outstanding as of June 30, 1997, were $196,271,000 representing an increase of $45,179,000 or 29.9% over June 30, 1996. The increase is attributable to three principal events.

Real estate construction loans increased by $12,400,000 or 82.7% from one year prior. The Company extends construction loans primarily to builders of single family houses. Loans are made to individual borrowers and to real estate developers. As a strategy to increase loan volume, the Company has attempted to diversify its construction loan activity into several new market
areas.   The Company originates construction loans from its Real Estate
Department in Yuba City and its loan production offices in Chico, Roseville and Madera. The Company's efforts have resulted in successfully increasing market share in the Davis, Chico, Madera and greater Sacramento area markets. Construction loan growth has occurred primarily in these regions.

The Company's lease portfolio increased from $18,300,000 on June 30, 1996 to $29,800,000 on June 30, 1997 representing growth of 62.8%. Leases are reported under the "Commercial Loan's" category in the consolidated balance sheet. The Bank originates commercial and industrial equipment leases through its subsidiary EPI Leasing Company (EPI) located in Sacramento. EPI was acquired by the Bank during the fourth quarter of 1996, and lease origination volume has increased $7,190,000 during the first half of 1997.
In addition, the Company purchases commercial leases from other financial institutions. Leases amounting to $11,145,000 have been purchased during the past twelve months. One of the Company's loan portfolio management strategies has been to increase the lease portfolio in order to increase net interest margin and diversify the portfolio.

Agricultural loans have increased $6,800,000 or 11.5% over June 30, 1996.
The Company provides a wide range of loan products to farmers and agri-businesses throughout its trade area. Agricultural loans are reported under the "Commercial Loans" category in the consolidated balance sheet. The increase is ascribed to increased market penetration in the Sacramento and San Joaquin Valleys. Although agricultural loan volume increased between June 30, 1996 and June 30, 1997, agricultural loans as a percentage of the Bank's total loan portfolio actually shrunk from 41% to 35% between these two time periods as part of the Company's effort to decrease portfolio risk concentrations.

The Company lends primarily to small and medium sized businesses, small to large sized farmers and consumers within its market area, which is comprised principally of Sutter, Yuba, Colusa and Yolo Counties, and secondarily of Butte, Glenn, Sacramento, Placer, Madera and Fresno Counties.

During the first quarter of 1997, the Company opened its third loan production office (LPO) in the city of Madera, California. This LPO is structured and staffed to accommodate the origination of agricultural loans, real estate loans and commercial leases (through EPI). The decision to open this LPO was based upon a market analysis of available lending opportunities in the Central Valley. Based upon the Company's market research, prior lending experience in the San
Joaquin Valley and recent bank closures and mergers, it was determined that Madera was a desirable location for an LPO. The LPO actively began originating loans during the second quarter of 1997 and experience to date has been positive.

LOAN QUALITY

The Company places loans on nonaccrual status if; (1) principal or interest has been in default for 90 days or more, unless the loan is both well secured and in the process of collection; (2) payment in full of principal or interest is not expected; or (3) the financial condition of the borrower has significantly deteriorated.

The table set forth below summarizes the composition of non performing loans as of June 30, 1997, December 31, 1996, and June 30, 1996.

                      ----------------------------------------------------------
                     $  Amt.      % of   $  Amt.      % of   $  Amt.      % of
                     6/30/97     Class  12/31/96     Class   6/30/96     Class
                      ----------------------------------------------------------
ACCRUING LOANS
PAST DUE
90 DAYS OR MORE
Commercial               420       1.4%    1,006       3.9%
Agricultural                       0.0%      981       2.0%      161       0.2%
Real Estate              620       1.0%
Leases                   461       1.5%      210       1.3%       35       0.2%
Consumer
                      ----------------------------------------------------------
                 TOTAL 1,501       0.8%    2,197       1.5%      196       0.1%
                      ----------------------------------------------------------
NONACCRUAL LOANS
                      ----------------------------------------------------------
Commercial             1,700       5.8%      154       0.5%       35       0.1%
Agricultural           3,910       5.4%       35       0.0%      955       1.4%
Real Estate            1,913       3.2%      657       1.2%       79       0.2%
Leases
Consumer
                      ----------------------------------------------------------
                 TOTAL 7,523       3.9%      846       0.6%    1,069       0.7%
                      ----------------------------------------------------------

                      ----------------------------------------------------------
TOTAL NONPERFORMING    9,024       4.7%    3,043       2.1%    1,265       0.8%
                      ----------------------------------------------------------

The trend in nonperforming loans has clearly escalated over the past year as nonperforming loans increased from 0.8% of the portfolio on June 30, 1996 to 4.7% of the portfolio on June 30, 1997. The Company believes this trend is attributable to increased risk exposure present in five loan relationships. During the second quarter of 1997, the Company identified increased credit risk exposure in four large loan relationships and thirteen leases. This determination, combined with several previously identified problem loans, convinced Management to take action toward the resolution of the nonperforming loans. Management thoroughly analyzed the troubled loan portfolio. Based upon an analysis of the debtors' repayment ability and financial position, and the Bank's collateral value, Management determined that eleven loans and thirteen leases should be charged off (either partially or entirely). Management elected to entirely charge off twenty assets with a book value of $1,144,077 and write-down four other assets in the aggregate amount of $1,980,435. The partially charged off loans have been written down to a conservative estimate of the remaining collateral value.

For the six months ending June 30, 1997, the Company charged off $3,200,000, while the total charge-offs for all of 1996 were $327,000. As a result, Management believes that a low loss exposure rests in the remaining nonperforming loans. In addition, Management has assembled an experienced group of loan collectors to aggressively collect the nonperforming and charged off loans. Some progress has been made during the first half of 1997. Many of the nonperforming loans are now operating under either Workout Agreements, Restructure Agreements or Liquidation Agreements. All of these loans are in the process of collection. Management projects significant progress toward the reduction of nonperforming assets by year-end 1997.

The remaining nonperforming credits are concentrated in five loan relationships. Five large loan relationships currently comprise 91% of total nonaccrual loans. Two of these five loan relationships are agricultural loans and constitute 59% of total nonaccrual loans. Both of these borrowers have sustained financial difficulties stemming from a combination of adverse weather conditions (reducing production) and poor farm management decisions. Both of these nonaccrual loans were subject to partial loan charge-offs during the second quarter of 1997. Management now projects that the remaining collateral value will fully satisfy these credits. One loan is projected to be paid off by May 1, 1998 and the other substantially reduced by December 31, 1997.

One of the additional large nonaccrual loans, comprising 21% of total nonaccruals, is to a real estate developer. The Bank financed a foothills area subdivision that did not proceed as scheduled. The borrower has sustained cash flow and solvency problems. This credit has been restructured under a new development plan. The loan is adequately secured based upon recent real estate appraisals. Management believes that the loan could qualify for transfer out of nonaccrual status by June 30, 1998.

The other two large nonaccruals, comprising 11% of the total, are commercial credits. One of these loans was significantly charged down in June 1997. The liquidation value of the remaining collateral is projected to retire this loan in full by December 31, 1997. The other loan is currently in the process of being restructured.

Management's decision to charge down nonperforming loans significantly reduced the Company's Allowance for Loan Loss Reserves. Instead of rebuilding the reserve account over a period of time, Management elected to make a contribution to Loan Loss Reserves of $3,200,000 during the second quarter of 1997. As a result, the Company posted second quarter 1997 losses of $1,193,440 and year-to-date net losses of $375,906. The Company uses the allowance method in providing for possible loan losses. Loan losses are charged to the allowance for possible loan losses and recoveries are credited to it. The allowance for loan losses at June 30, 1997, was $4,202,000, an increase of $149,000 from December 31, 1996. The allowance equates to 2.2% of the Bank's outstanding loans at June 30, 1997, and 2.5% of the Bank's average year-to-date loan portfolio. Management believes that the total allowance for loan losses is adequate to cover potential losses in the loan portfolio. While Management uses available information to provide for loan losses, future additions to the allowance may be necessary based on changes in economic conditions and other factors.

Additions to the allowance for loan losses are made by provisions for possible loan losses. The provision for possible loan losses is charged to operating expense and is based upon past loan loss experience and estimates of potential loan losses which, in Management's judgment, deserve current recognition. Other factors considered by Management include growth, composition and overall quality of the loan portfolio, review of specific problem loans and current economic conditions that may affect the borrower's ability to repay the loan. Actual losses may vary from current estimates. The estimates are reviewed constantly, and adjustments, as necessary, are charged to operations in the period in which they become known.

In addition to the above, the Company holds real estate properties as "Other Real Estate Owned" (OREO) recorded at $1,010,000 at June 30, 1997. In all cases, the amount recorded on the books is the lesser of the loan balance or the fair market value obtained from a current appraisal. Therefore, any identified losses have already been recognized. The Bank is in the process of marketing the OREO properties.

                                RESULTS OF OPERATIONS

                           Three months ended June 30, 1997
                                    compared with
                           Three months ended June 30, 1996


During the three-month period ending June 30, 1997, the Company showed a net loss due to additional contributions to Loan Loss Reserves. The net loss for the period was ($1,193,000) as compared to the June 30, 1996, figure of $787,000, a decrease of 251.6%.

Net interest income before provisions for loan losses increased from $3,124,000 for the three months ended June 30, 1996, to $3,545,000 for the
same period in 1997, an increase of $421,000.   This additional income is
partially due to an increase of 18.1% in average outstanding loans during the second quarter of 1997 over the same period in 1996. In addition, the average prime rate was .25% higher in the second quarter of 1997 over the same period in 1996.

Other income increased by $503,000 over the same period in 1996, mostly as the result of increased commission and fees on leases earned by the Bank's subsidiary, EPI Leasing Company.

Other expenses for the three months ended June 30, 1997, were $3,384,000, an increase of $1,023,000 over the same period in 1996, mostly due to increases in salaries and benefits. A major contributor to this increase was the purchase of EPI Leasing Company and the opening of a new branch in Wheatland, California, in March 1997. In addition, the Bank opened a new loan production office in Madera, California, in March 1997.

The yield on average earning assets for the three-month period ended June 30, 1997, compared to the same period in 1996, is set forth in the following table (in thousands except for percentages):

                          Three months ended       Three months ended
                             June 30, 1997            June 30, 1996

Average loans                     $  176,531               $  149,529
  outstanding
Average yields                        11.17%                   11.21%
Amount of interest
  & fees earned                   $    4,928               $    4,190
Average prime rate                     8.50%                    8.25%


A large portion of the Company's loan portfolio is based upon the Bank's reference rate, adjusted on a daily basis so that rate changes have an immediate effect on the loan interest yield. The Bank's reference rate closely tracks the prime rate.

Rates and amounts paid on average deposits, including noninterest-bearing deposits for the three-month period ended June 30, 1997, compared to the same period in 1996, are set forth in the following table (in thousands except for percentages):

                          Three months ended       Three months ended
                             June 30, 1997            June 30,1996

Average deposits             $  243,177               $  191,775
  outstanding
Average rates paid                3.88%                    3.64%
Amount of interest
  paid or accrued            $    2,359               $    1,743


The following table summarizes the principal elements of operating expenses and discloses the increases (decreases) and percent of increases (decreases) for the three-month period ended June 30, 1997 and 1996 (amounts in thousands except for percentages):

                                     Three months ended June 30, 1997        Increase (Decrease)
                                                                                1997 over 1996

                                           1997               1996
                                      ---------------------------------    --------------------------
Salaries and benefits                $      1,888        $      1,177     $      711          60.41%
Occupancy                                     180                 137             43          31.39%
Equipment                                     328                 256             72          28.13%
Advertising and promotion                     139                 110             29          26.36%
Stationery & supplies                          78                  69              9          13.04%
Legal and professional fees                    60                  85            (25)        (29.41%)
Other operating expenses                      711                 527            184          34.91%
                                      ---------------------------------     --------------------------
  Total other expenses               $      3,384        $      2,361     $    1,023          43.33%
                                      ---------------------------------     --------------------------
                                      ---------------------------------     --------------------------


The increases in salaries and benefits resulted from normal salary increases and increased staffing for the opening of the new Wheatland Branch and the addition of the employees at EPI Leasing Company, the Bank's subsidiary. Additional staff has also been added to the new office location in Marysville, California and the loan production office in Madera, California.

The Company employed 190 full-time equivalent employees on June 30, 1997, compared to 179 on December 31, 1996, and 148 on June 30, 1996.

The increase in occupancy and equipment expense over 1996 is attributable to the purchase, relocation and remodeling of a new building for our Marysville Branch, which opened in the second quarter of 1996, the opening of the Bank's new Wheatland Branch, the opening of the Bank's loan production office in Madera and the addition of the Bank's subsidiary, EPI Leasing Company. In addition, the Bank purchased Automated Teller Machines (ATM's) for each of its seven branches. In addition the Bank purchased a bank building in Yuba City to provide much needed space for its Residential and Agricultural Real Estate Departments and also installed walk-up and drive-up ATM's at the new Real Estate Loan Center. In addition, during the second quarter of 1997, the Company remodeled and relocated its Administrative Office to a complex owned by the Company.

Applicable income taxes for the three-month period ended June 30, 1997, were ($849,000), as compared to the June 30, 1996 amount of $526,000. The tax credit was due to the loss recognized during the second quarter of 1997.

                                RESULTS OF OPERATIONS

                            Six months ended June 30, 1997
                                    compared with
                            Six months ended June 30, 1996


During the six-month period ended June 30, 1997, the Company showed a net loss due to additional contributions to Loan Loss Reserves. The net loss for the period was ($376,000) as compared to the June 30, 1996, figure of $1,574,000, a decrease of 123.9%.

Net interest income before provisions for loan losses increased from $6,201,000 for the six months ended June 30, 1996 to $6,807,000 for the same period in
1997, an increase of  $606,000.   This additional income is  partially due  to
an increase of 22.4% in average outstanding loans during the second quarter of 1997 over the same period 1996. In addition, the average prime rate was .21% higher in the second quarter of 1997 over the same period in 1996.

Other income increased by $927,000 over the same period in 1996, mostly as the result of increased commission and fees on leases earned by the Bank's subsidiary, EPI Leasing Company.

Other expenses for the six months ended June 30, 1997, were $6,341,000, an increase of $1,634,000 over the same period in 1996, mostly due to increases in salaries and benefits. A major contributor to this increase was the purchase of EPI Leasing Company and the opening of a new branch in Wheatland, California, in March 1997. In addition, the Bank opened a new loan production office in Madera, California in March 1997.

The yield on average earning assets for the six-month period ended June 30, 1997, compared to the same period in 1996, is set forth in the following table (in thousands except for percentages):

                            Six months ended        Six months ended
                               June 30, 1997           June 30, 1996

Average loans                $  165,725               $  136,363
  outstanding
Average yields                   11.16%                   11.66%
Amount of interest
  & fees earned              $    9,251               $    7,949
Average prime rate                8.50%                    8.29%


A large portion of the Company's loan portfolio is based upon the Bank's reference rate, adjusted on a daily basis so that rate changes have an immediate effect on the loan interest yield. The Bank's reference rate closely tracks the prime rate.

Rates and amounts paid on average deposits, including noninterest bearing deposits for the six-month period ended June 30, 1997, compared to the same period in 1996, are set forth in the following table (in thousands except for percentages):

                            Six months ended        Six months ended
                               June 30, 1997            June 30,1996

Average deposits             $  240,216               $  192,107
  outstanding
Average rates paid                3.80%                    3.62%
Amount of interest
  paid or accrued            $    4,570               $    3,477


The following table summarizes the principal elements of operating expenses and discloses the increases (decreases) and percent of increases (decreases) for the six- month periods ended June 30, 1997 and 1996, respectively (amounts in thousands except for percentages):

                             Six months ended June 30, 1997  Increase (Decrease)
                                                                1997 over 1996

                                   1997           1996
                             ------------------------------   ------------------
Salaries and benefits       $     3,597    $     2,422       $  1,175    48.51%
Occupancy                           324            278             46    16.55%
Equipment                           610            466            144    30.90%
Advertising and promotion           224            214             10     4.67%
Stationery & supplies               179            137             42    30.66%
Legal and professional fees         137            106             31    29.25%
Other operating expenses          1,270          1,084            186    17.16%
                             ------------------------------   ------------------
  Total other expenses      $     6,341    $     4,707       $  1,634    34.71%
                             ------------------------------   ------------------
                             ------------------------------   ------------------


The increases in salaries and benefits resulted from normal salary increases and increased staffing for the opening of the new Wheatland Branch and the addition of the employees at EPI Leasing Company, the Bank's subsidiary. Additional staff has also been added to the new office location in Marysville, California and new loan production office in Madera, California.

The Company employed 190 full-time equivalent employees on June 30, 1997, compared to 179 on December 31, 1996, and 148 on June 30, 1996.

The increase in occupancy and equipment expense over 1996 is attributable to the purchase, relocation and remodeling of a new building for the Bank's Marysville Branch which opened in the second quarter of 1996, the opening of the Bank's new Wheatland Branch, and the addition of the Bank's subsidiary, EPI Leasing Company. In addition, the Company purchased Automated Teller Machines (ATM's) for each of its seven branches. The Bank also purchased a bank building in Yuba City to provide much needed space for its Residential and Ag Real Estate Departments and also installed walk-up and drive-up ATM's at the new Real Estate Loan Center. In addition during the second quarter of 1997, the Company remodeled and relocated its Administrative Office to a complex owned by the Company.

Applicable income taxes for the six-month period ended June 30, 1997, were ($339,000) as compared to the June 30, 1996, amount of $1,048,000. The tax credit was due to the loss recognized during the second quarter of 1997.


LIQUIDITY

During the first two quarters of each year, the Bank tends to have excess liquidity. The Bank's seasonal agricultural loan demand tends to challenge the Bank's liquidity position beginning in the second quarter and continuing into the third quarter of each year. The Bank's liquid assets consist of cash and due from banks, federal funds sold and investment securities with maturities of one year or less (exclusive of pledged securities).

The Bank has formal and informal borrowing arrangements with the Federal Reserve Bank and its correspondent bank to meet unforeseen deposit outflows
or seasonal loan funding demands.   As of  June 30, 1997, and December 31,
1996, respectively, the Bank had no balances outstanding on these lines.

The Bank has also entered into an agreement with Lehman Brothers for a standby short-term loan secured by U.S. Government and Agency Obligations in the Bank's investment portfolio, in order to fund any liquidity needs not met by other sources of funding as warranted by loan demand.

RATE SENSITIVITY

On a monthly basis, the Bank tracks its RSA's (Rate Sensitive Assets) and RSL's (Rate Sensitive Liabilities) and calculates the difference between the two (GAP) as a percentage of total assets for various time horizons.

The Bank's goal is to maintain a cumulative GAP of between 0% and +10% for a one-year horizon. The June 30, 1997, one-year GAP was (4.7%). Since this figure is negative, it means that in an increasing interest rate environment the Bank's RSL's will reprice faster than the Bank's RSA's, therefore, creating a larger difference between interest expense and interest income, which in turn
results in a smaller net interest margin.   The Bank's 90-day interest
sensitivity gap was (1.2%) on June 30, 1997.

CAPITAL RESOURCES

Total shareholders' equity On June 30, 1997, decreased by $779,000 primarily due to the loss recognized, and stood at $21,253,000.

On December 31, 1996, total shareholders' equity was $22,032,000.

The Company is subject to capital adequacy guidelines issued by Federal Regulators. These guidelines are intended to reflect the degree of risk associated with both on-and-off-balance sheet items.

Financial institutions are expected to comply with a minimum ratio of qualifying total capital to risk-weighted assets of 8%, at least half of which must be in Tier 1 Capital.

In addition, federal agencies have adopted a minimum leverage ratio of Tier 1 Capital to total assets of 4%, which is intended to supplement risk-based capital requirements and to ensure that all financial institutions continue to maintain a minimum level of core capital.

As can be seen by the following tables, the Company exceeded all regulatory capital ratios on June 30, 1997, and on December 31, 1996:

RISK-BASED CAPITAL RATIO
AS OF JUNE 30, 1997
------------------------------------------------------------------------------
                                         Company                   Bank
(Dollars in thousands)              Amount     Ratio         Amount     Ratio
------------------------------------------------------------------------------

Tier 1 Capital                    $ 21,034     8.77%       $ 20,872     8.91%
Tier 1 Capital
  minimum requirement                9,592     4.00%          9,375     4.00%
                                  --------------------------------------------
    Excess                        $ 11,442     4.77%       $ 11,497     4.91%
                                  --------------------------------------------
                                  --------------------------------------------
Total Capital                       23,980    10.23%         23,817    10.16%
Total Capital
   minimum requirement              18,756     8.00%         18,750     8.00%
                                  --------------------------------------------
    Excess                        $  5,224     2.23%       $  5,067     2.16%
                                  --------------------------------------------
Risk-adjusted assets              $234,451                 $234,373
                                  --------------------------------------------
                                  --------------------------------------------

LEVERAGE CAPITAL RATIO

Tier 1 Capital to quarterly       $ 21,034     7.91%       $ 20,872     7.77%
  average total assets
Minimum leverage requirement        10,641     4.00%         10,743     4.00%
                                  --------------------------------------------
Excess                            $ 10,393     3.91%       $ 10,129     3.77%
                                  --------------------------------------------
                                  --------------------------------------------
Total Quarterly average assets    $266,023                 $268,584
                                  --------                 --------
                                  --------                 --------

RISK BASED CAPITAL RATIO
AS OF DECEMBER 31, 1996
------------------------------------------------------------------------------
                                         Company                   Bank
(Dollars in thousands)              Amount     Ratio         Amount     Ratio
------------------------------------------------------------------------------
Tier 1 Capital                    $ 21,813     11.31%      $ 21,804    11.32%
Tier 1 Capital
  minimum requirement                7,713      4.00%         7,708     4.00%
                                  --------------------------------------------
    Excess                        $ 14,100      7.31%      $ 14,096     7.32%
                                  --------------------------------------------
                                  --------------------------------------------
Total Capital                       22,918     11.89%        24,225    12.57%
Total Capital minimum
   minimum requirement              15,426      8.00%        15,415     8.00%
                                  --------------------------------------------
    Excess                        $  7,492      3.89%      $  8,810     4.57%
                                  --------------------------------------------
Risk-adjusted assets              $192,825                 $192,693
                                  --------------------------------------------
                                  --------------------------------------------

LEVERAGE CAPITAL RATIO

Tier 1 Capital to quarterly       $ 21,813      8.82%      $ 21,804     8.82%
  average total assets
Minimum leverage requirement         9,891      4.00%         9,890     4.00%
                                  --------------------------------------------
Excess                            $ 11,922      4.82%      $ 11,914     4.82%
                                  --------------------------------------------
                                  --------------------------------------------
Total Quarterly average assets    $247,274                 $247,255
                                  --------                 --------
                                  --------                 --------



PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The future results of the Company's operations, the necessity of further provisions for its loan loss reserves, quality of its loan portfolio, and ability to pay future dividend constitute "forward-looking" information as defined by: (1) the Private Litigation Reform Act of 1995 ("Act"); and (2) releases made by the Security and Exchange Commission ("SEC"). This cautionary statement is being made pursuant to the provisions of the Act with the express intention of obtaining the benefits of the "safe harbor" provisions of the Act. Investors are cautioned that any forward-looking statements made by the Company and its Management are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of, but not limited to, the following factors: the economic environment, particularly in the region in which the Company operates; competitive products and pricing; fiscal and monetary policies of the federal government; changes in government regulations affecting financial institutions, including regulatory fees and capital requirements; changes in prevailing interest rates; acquisitions and the integration of acquired businesses; credit risk management and asset/liability management; the financial and securities markets; and the availability of and costs associated with sources of liquidity.

                                       PART II
                                  OTHER INFORMATION


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


California Independent Bancorp's Annual Meeting of Shareholders was held on May 21, 1997, in Yuba City, California. The following resolutions were distributed to stockholders and adopted:

1. To elect the following ten (10) nominees to serve as directors until the next Annual Meeting and until their successors are elected and have been qualified:

                                     For       Abstain
                                     ---       -------
Harold M. Eastridge              1,064,535       2,091
William H. Gilbert               1,059,158       7,468
Dale L. Green                    1,066,198         428
Lawrence G. Harris               1,066,198         428
Robert J. Mulder                 1,066,198         428
David A. Offutt                  1,066,198         428
William K. Retzer                1,062,495       4,131
Ross D. Scott                    1,066,198         428
Louis F. Tarke                   1,066,198         428
Michael C. Wheeler               1,065,165       1,461


2. To ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants.

         Vote:     For            1,057,256
                   Against              434
                   Abstained          8,936

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K


(b) Reports on Form 8-K

On July 17, 1997 the Company filed one Current Report on Form 8-K, which contained information pursuant to item 5 of Form 8-K.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  California Independent Bancorp



Date   August 5, 1997             /S/ Robert J. Mulder
      ------------------------    -----------------------------------
                                  Robert J. Mulder
                                  President/CEO

Date   August 5, 1997             /S/ Annette Bertolini
      ------------------------    -----------------------------------
                                  Annette Bertolini
                                  Chief Financial Officer