Form 10-Q
period 1997-09-30
CALIFORNIA INDEPENDENT BANCORP
filed 1997-11-14
CIK 948976

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC. 20549


(Mark One)
( X  )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES
                         EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997
                                ------------------
                                          OR
(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

For the transition period from ___________________to _______________________.

Commission File Number 0-265520
                       --------
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

Yes        X                No
   ----------------           ------------------

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                       Outstanding at
               Class                                   September 30, 1997
               -----                                   ------------------
               Common stock, no par value              1,634,621 Shares

This report contains a total of 23 pages
                                --------

                            PART I- FINANCIAL INFORMATION



ITEM 1                                                           PAGE
CALIFORNIA INDEPENDENT BANCORP AND
SUBSIDIARIES FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS                                      3

   CONSOLIDATED STATEMENTS OF INCOME FOR THREE MONTHS               4


   CONSOLIDATED STATEMENTS OF INCOME FOR NINE MONTHS                5

   CONSOLIDATED STATEMENTS OF CASH FLOWS                            6


   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     7-8


ITEM 2

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                         9-21


                        PART II- OTHER INFORMATION


ITEM 6

Exhibits and Reports on Form 8K                                    22


SIGNATURES                                                         23


PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS

                   CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                         1997         1996
                                                   -------------   ------------
ASSETS
Cash and due from banks                               $   18,521   $  22,928
Federal funds sold                                        29,700      41,300
                                                   -------------   ----------
  Total Cash and Equivalents                              48,221      64,228
Investment securities:
 Available-for-sale securities, at fair value             14,256      11,374
 Held-to-maturity securities, at amortized cost
  (fair value of $23,963 and $23,511 respectively)        23,839      23,289
Loans:
 Commercial                                               98,612      73,620
 Consumer                                                  2,237       2,984
 Real Estate-mortgage                                     14,801      28,564
 Real Estate-construction & land development              34,832      29,916
 Leases and Other                                         32,752      16,016
                                                   -------------   ----------
  Total loans                                            183,234     151,100
 Less allowance for possible loan losses                  (4,146)     (4,053)
                                                   -------------   ----------
  Net Loans                                              179,088     147,047
Premises and equipment, net                                8,091       7,420
Accrued interest receivable and other assets               9,242       9,244
                                                   -------------   ----------
  Total other assets                                      17,333      16,664
                                                   -------------   ----------
TOTAL ASSETS                                          $  282,737   $ 262,602
                                                   -------------   ----------
                                                   -------------   ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Demand, non-interest bearing                         $   55,348   $  55,117
 Demand, interest bearing                                 36,573      33,659
Savings and Money Market                                  67,278      67,756
Time certificates                                         97,795      81,360
                                                   -------------   ----------
  Total deposits                                         256,994     237,892
Accrued interest payable and other liabilities             3,660       2,824
                                                   -------------   ----------
TOTAL LIABILITIES                                        260,654     240,716
Shareholders' equity:
Common stock, no par value; 20,000,000 shares authorized;
 1,634,621 and 1,546,032 shares issued and outstanding at
 September 30, 1997 and at December 31, 1996,
respectively                                              12,116      11,088
Retained earnings                                          9,974      10,816
Net unrealized gains (losses) on available-for-sale
securities                                                    (7)        (18)
                                                   -------------   ----------
Total shareholders' equity                                22,083      21,886
                                                   -------------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $  282,737   $ 262,602
                                                   -------------   ----------
                                                   -------------   ----------


See accompanying notes to consolidated financial statements

                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                       THREE MONTHS          THREE MONTHS
                                           ENDED                ENDED
                                    SEPTEMBER 30, 1997    SEPTEMBER 30, 1996
                                    ------------------------------------------
Interest income:
 Interest and fees on loans                  $    5,395          $    4,805
 Interest on investment securities                  573                 404
 Interest on federal funds sold                     194                 103
                                    -------------------   ------------------
  Total interest income                           6,162               5,312
                                    -------------------   ------------------
Interest expense:
 Demand, interest bearing                           326                 280
 Savings                                            627                 596
 Time certificates                                1,447                 993
 Other                                                6                  15
                                    -------------------   ------------------
  Total interest expense                          2,406               1,884
                                    -------------------   ------------------
  Net interest income                             3,756               3,428
Provision for possible loan losses                    -                 (80)
                                    -------------------   ------------------
Net interest income after provision for
 possible loan losses                             3,756               3,348
                                    -------------------   ------------------

Other income:
 Service charges                                    274                 190
 Net gain (loss) on securities transactions           -                   1
 Other                                            1,184                 485
                                    -------------------   ------------------
  Total other income                              1,458                 676
                                    -------------------   ------------------

Other expenses:
 Salaries and benefits                            1,988               1,336
 Occupancy                                          203                 137
 Equipment                                          331                 250
 Advertising and promotion                           85                  56
 Stationery and supplies                             63                  54
 Legal and professional fees                         95                  83
 Other operating expenses                           811                 667
                                    -------------------   ------------------
  Total other expenses                            3,576               2,583

Earnings before income taxes                      1,638               1,441
Income taxes                                        650                 537
                                    -------------------   ------------------
Net Income                                   $      988          $      904
                                    -------------------   ------------------
                                    -------------------   ------------------

Primary earnings per share                   $     0.63          $     0.62
                                    -------------------   ------------------
                                    -------------------   ------------------
 Weighted average shares outstanding          1,571,498           1,461,760
                                    -------------------   ------------------
Fully Diluted:
 Earnings per share                          $     0.55          $     0.54
                                    -------------------   ------------------
                                    -------------------   ------------------
 Weighted average shares outstanding          1,809,409           1,683,448
                                    -------------------   ------------------
Cash dividend paid per share of common stock $     0.11          $     0.11
                                    -------------------   ------------------
                                    -------------------   ------------------

See accompanying notes to consolidated financial statements

                  CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                        NINE MONTHS          NINE MONTHS
                                            ENDED                ENDED
                                     SEPTEMBER 30, 1997   SEPTEMBER 30, 1996
                                     ----------------------------------------
Interest income:
 Interest and fees on loans                   $   14,646          $   12,753
 Interest on investment securities                 1,867               1,325
 Interest on federal funds sold                    1,026                 924
                                     -------------------  -------------------
  Total interest income                           17,539              15,002
                                     -------------------  -------------------
Interest expense:
 Demand, interest bearing                          1,038                 775
 Savings                                           1,945               1,799
 Time certificates                                 3,975               2,772
 Other                                                18                  27
                                     -------------------  -------------------
  Total interest expense                           6,976               5,373
                                     -------------------  -------------------
  Net interest income                             10,563               9,629
Provision for possible loan losses                (3,336)               (180)
                                     -------------------  -------------------
Net interest income after provision
 for possible loan losses                          7,227               9,449
                                     -------------------  -------------------

Other income:
 Service charges                                     760                 673
 Net gain (loss) on securities transactions            -                   5
 Other                                             2,853               1,226
                                     -------------------  -------------------
  Total other income                               3,613               1,904
                                     -------------------  -------------------

Other expenses:
 Salaries and benefits                             5,585               3,758
 Occupancy                                           527                 415
 Equipment                                           941                 716
 Advertising and promotion                           309                 270
 Stationery and supplies                             242                 191
 Legal and professional fees                         232                 189
 Other operating expenses                          2,081               1,751
                                     -------------------  -------------------
  Total other expenses                             9,917               7,290

Earnings before income taxes                         923               4,063
Income taxes                                         311               1,585
                                     -------------------  -------------------
Net Income                                    $      612          $    2,478
                                     -------------------  -------------------
                                     -------------------  -------------------
Primary earnings per share                    $     0.39          $     1.70
                                     -------------------  -------------------
                                     -------------------  -------------------
Weighted average shares outstanding            1,556,873           1,453,404
                                     -------------------  -------------------
Fully Diluted:
 Earnings per share                           $     0.34          $     1.47
                                     -------------------  -------------------
                                     -------------------  -------------------
 Weighted average shares outstanding           1,798,145           1,688,438
                                     -------------------  -------------------
Cash dividend paid per share of common stock  $     0.33          $     0.33
                                     -------------------  -------------------
                                     -------------------  -------------------


See accompanying notes to consolidated financial statements

                   CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                     (UNAUDITED)
                                    (IN THOUSANDS)


                                                       SEPTEMBER 30,  SEPTEMBER 30,
                                                             1997         1996
                                                       -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $    612     $  2,187
Adjustments to reconcile net income to net cash
  provided by operating activities-
 Depreciation and amortization                                718          513
 Provision for possible loan losses                         3,336          775
 Provision for deferred taxes                                   9       (1,023)
(Increase) decrease in assets-
 Interest receivable                                         (455)        (616)
 Other assets                                                 336        1,050
Increase (decrease) in liabilities-
 Interest payable                                             329          638
 Other liabilities                                            507          (60)
                                                       -------------  -------------
  Net cash provided by operating activities                 5,392        3,464

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans                          (35,444)      (9,015)
Purchase of investments                                   (18,100)     (11,660)
Proceeds from maturity of HTM Securities                   11,406        5,965
Proceeds from sales/maturity of AFS Securities              3,273       14,605
Proceeds from sales of other real estate owned                178          543
Purchases of premises and equipment                        (1,388)        (791)
                                                       -------------  -------------
  Net cash used for investing activities                  (40,075)        (353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest bearing deposits                  231       (7,734)
Net increase in interest bearing deposits                  18,871       12,334
Cash dividends                                               (512)        (457)
Stock options exercised                                       101          122
Cash paid in lieu of fractional shares                        (15)          (9)
                                                       -------------  -------------
  Net cash provided by financing activities                18,676        4,256

NET INCREASE (DECREASE)                                   (16,007)       7,367
                                                       -------------  -------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             64,228       22,579
                                                       -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   48,221       29,946
                                                       -------------  -------------
                                                       -------------  -------------



                   CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (UNAUDITED)



NOTE 1 -  BASIS OF PRESENTATION

     In the opinion of the Company, the unaudited consolidated financial statements, prepared on the accrual basis of accounting, contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company and its subsidiaries at September 30, 1997 and December 31, 1996, and the results of its operations for the periods ended September 30, 1997 and 1996, respectively.

     Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year ending December 31, 1997.

NOTE 2 -  CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Feather River State Bank, and EPI Leasing Company Inc., a subsidiary of Feather River State Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

     .
NOTE 3 -  LOANS TO DIRECTORS

     In the ordinary course of business, the Company makes loans to directors of the Company, which on September 30, 1997, amounted to a total of approximately $7,419,636.

NOTE 4 -  COMMITMENTS & CONTINGENT LIABILITIES

     In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

NOTE 5 -  NET INCOME PER SHARE

     Net Income per share is computed using the weighted average number of shares of common stock outstanding (as adjusted retroactively to reflect the 5% stock dividends paid on August 16, 1996 and September 12, 1997).

NOTE 6 -  CASH DIVIDENDS

     The Company paid an eleven cent per share dividend in February 1997, May 1997 and August 1997, respectively.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS


Net income for the third quarter was $988,000 for fully-diluted earnings of $.55 per share, representing an increase of 9.3% over the third quarter 1996, which saw net income of $904,000, or $.54 per share on a fully-diluted basis.

Year-to-date, the nine months ending September 30, 1997, saw net income of $612,000, or $.34 per share on a fully-diluted basis as compared to the same period in 1996, at which time the Company reported net year-to-date earnings of $2,478,000, or $1.47 per share on a fully-diluted basis.

During the second quarter of 1997, the Company determined that additional contributions to Loan Loss Reserves were required in order to recognize the increased risk exposure for a small number of sizable loans in its portfolio. Management's action resulted in a one -time $3,200,000 contribution to Loan Loss Reserves. As a result, the second quarter operating results showed a loss and year-to-date net income for 1997 over 1996 shows a decline.

Total assets at September 30,1997, were $282,737,000, an increase of 7.7% over December 31, 1996, total assets of $262,602,000.

Outstanding net loans were $179,088,000 at September 30, 1997, compared to $147,047,000 at December 31, 1996, an increase of $32,041,000 or 21.8%.

The Company's investment portfolio at September 30, 1997, was $38,095,000, or 13.5% of total assets, an increase from $34,663,000 or 13.2% of total assets at December 31, 1996, as the Company shifted assets from overnight Federal Funds to longer term, higher yielding investments. At September 30, 1997, Federal Funds Sold were $29,700,000 as compared to $41,300,000 at December 31, 1996.

Total deposits at September 30, 1997, were $256,994,000 compared to $237,892,000 at December 31, 1996, an increase of 8.0%. At September 30, 1997, interest-bearing deposits were $201,646,000, as compared to $182,775,000 at December 31, 1996, an increase of 10.3%. This increase was primarily due to an increase of $16,435,000 or 20.2% from December 31, 1996, to September 30, 1997, in Time Certificates of Deposit. This growth is attributed to the opening of the new Wheatland Branch and the Bank's aggressive marketing efforts and competitive rates.

The total loan-to-deposit ratio was 71.3% at September 30, 1997, compared to 63.5% at December 31, 1996. This increase is the result of normal lending cycles of agricultural loans, real estate loans and the purchase of leases.

LOANS

Total gross loans outstanding as of September 30, 1997 were $183,234,000 representing an increase of $32,134,000 or 21.27% over December 31, 1996. The increase is attributable to three principal events.

1. The Company's lease portfolio increased from $16,016,000 on December 31, 1996 to $32,752,000 on September 30, 1997 representing growth of 104.5%. The Company originates commercial and industrial equipment leases through its subsidiary EPI Leasing Company (EPI) located in Sacramento. EPI was acquired by the Company during the fourth quarter of 1996 and lease origination volume has increased substantially during the first nine months of 1997. One of the Company's loan portfolio management strategies has been to increase the lease portfolio in order to increase net interest margin and diversify the portfolio.

2. Agricultural and Commercial loans have increased $24,992,000 or 33.9% as of September 30, 1997, over December 31 1996. The Company provides a wide range of loan products to farmers and agri-businesses throughout its trade area. Agricultural loans are reported under the "Commercial Loans" category in the consolidated balance sheet. The increase is ascribed to increased market penetration in the Sacramento and San Joaquin Valleys. Agricultural and Commercial loan volume increased in concentration between September 30, 1997 and December 31, 1996. Agricultural loans as a percent of the Company's total loan portfolio increased from 49% to 62% between these two time periods. These two periods however, represent the highest point of the agricultural loans outstanding which occurs in September, and the lowest point of agricultural loans outstanding typically occurring in December. The fourth quarter is customarily the time when revenue for numerous crops are received and applied to loans outstanding. Despite the reflected increase due to timing, Management has made a conscious effort to minimize portfolio risk concentrations.

3. Real estate construction loans increased by $4,916,000 or 16.4% from December 31, 1996, nine months prior. The Company extends construction loans primarily to builders of single family houses. Loans are made to individual borrowers and to real estate developers. As a strategy to increase loan volume, the Company has attempted to diversify its
   construction loan activity into several new market areas.   The Company
   originates construction loans from its Real Estate Department in Yuba City and its loan production offices in Chico, Roseville and Madera. The Company's efforts have resulted in increased market share in the Davis, Chico and greater Sacramento area markets. Construction loan growth has occurred primarily in these regions.

The Company lends primarily to small and medium sized businesses, small to large sized farmers and consumers within its market area, which is comprised principally of Sutter, Yuba, Colusa and Yolo counties and secondarily Butte, Glenn, Sacramento, Placer, Madera and Fresno counties.


LOAN QUALITY

The Company places loans on nonaccrual status if (1) principal or interest has been in default for 90 days or more, unless the loan is both well secured and in the process of collection; (2) payment in full of principal or interest is not expected; or (3) the financial condition of the borrower has significantly deteriorated.

The table set forth below summarizes the composition of nonperforming loans as of September 30, 1997, December 31, 1996 and September 30, 1996.

                           --------------------------------------------------------------------------------------------------
ACCRUING LOANS PAST        $  Amt.       Change         % of      $  Amt.       Change         % of      $  Amt.         % of
DUE 90 DAYS                9/30/97   Prior Per.        Class     12/31/96   Prior Per.        Class      9/30/96        Class
OR MORE:                   --------------------------------------------------------------------------------------------------
Commercial                   428.0       (57.5%)        1.5%        1,006       100.0%         3.9%           62          .2%
Agricultural                  (-0-)     (100.0%)        0.0%          981       509.3%         2.0%          -0-         0.0%
Real Estate                  379.0       100.0%          .7%         (-0-)                                   220          .4%
Leases                       260.0        23.8%          .8%          210       500.0%         1.3%          116          .6%
Consumer                      54.0      +100.0%         2.2%
                           --------------------------------------------------------------------------------------------------
       TOTAL                 1,121         (49%)         .6%        2,197      1020.9%         1.5%          399          .3%
                           --------------------------------------------------------------------------------------------------
NONACCRUAL LOANS
                           --------------------------------------------------------------------------------------------------
Commercial                   1,221       692.8%         4.1%          154       340.0%         0.5%          192          .7%
Agricultural                 3,480      9842.9%         5.6%           35       (96.3%)        0.0%          417          .7%
Real Estate                  2,258       243.7%         4.0%          657       731.6%         1.2%          773         1.5%
Leases                        (-0-)        0.0%         0.0%         (-0-)        0.0%         0.0%          -0-         0.0%
Consumer                      (-0-)        0.0%         0.0%         (-0-)        0.0%         0.0%          -0-         0.0%
                           --------------------------------------------------------------------------------------------------
       TOTAL                 6,959       722.6%         3.8%          846       (20.9%)        0.6%         1382          .9%
                           --------------------------------------------------------------------------------------------------

                           --------------------------------------------------------------------------------------------------
TOTAL NON-
PERFORMING                   8,080       165.5%         4.4%        3,043       140.6%         2.1%         1781         1.1%
                           --------------------------------------------------------------------------------------------------


The trend in nonperforming loans has clearly escalated over the past year as nonperforming loans increased from 1.1% of the portfolio on September 30, 1996 to 4.4% of the portfolio on September 30, 1997. This trend is attributable to increased risk exposure present in five loan relationships. During the second quarter of 1997, the Company identified increased credit risk exposure in four large loan relationships and thirteen leases. Management elected to entirely charge off twenty assets with a book value of $1,144,077 and write-down four other assets in the aggregate amount of $1,980,435. The partially charged-off loans have been written down to an estimate of the remaining collateral value.

For the nine months ending September 30, 1997, the Company charged off $3,200,000 while the total charge-offs for all of 1996 were $327,000. As a result, Management believes that a low loss exposure rests in the remaining nonperforming loans. Progress has been made during the first nine months of 1997. Many of the nonperforming loans are now operating under either Workout Agreements, Restructure Agreements or Liquidation Agreements. All of these loans are in the process of collection. Management projects some progress toward the reduction of nonperforming assets by year end 1997. However, the Company is posed with lengthy solutions with a number of their larger workout loans due to the complex nature of the credits. The overall duration of these workouts is therefore difficult to predict. As a result, Management projects a higher level of nonperforming loans (compared to historical amounts) in the forthcoming two to three quarters.

Management's decision to charge down nonperforming loans, during the second quarter, significantly reduced the Company's Allowance for Loan Loss Reserves. Instead of rebuilding the reserve account over a period of time, Management elected to make a contribution to Loan Loss Reserves of $3,200,000 during the second quarter of 1997. As a result, the Company posted second quarter 1997 losses of $1,193,000 and six month year to date net loss of $375,000. Third quarter profitability of $988,000 has restored the nine month year to date net income to $612,000. The Company uses the allowance method in providing for possible loan losses. Loan losses are charged to the allowance for possible loan losses and recoveries are credited to it. The allowance for loan losses at September 30, 1997 was $4,146,000, an increase of $93,000 from December 31, 1996. The allowance equates to 2.3% of the Bank's outstanding loans at September 30, 1997. Management believes that the total allowance for loan losses is adequate to cover potential losses in the loan portfolio. While Management uses available information to provide for loan losses, future additions to the allowance may be necessary based on
changes in economic conditions and other factors.   The allowances and loss
estimates are reviewed constantly, and adjustments, as necessary, are charged to operations in the period in which they become known.

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

In addition to the above, the Company holds real estate properties as "Other Real Estate Owned" (OREO) recorded at $927,000 at September 30, 1997. In all cases, the amount recorded on the books is the lesser of the loan balance or the fair market value obtained from a current appraisal. Therefore, any identified losses have already been recognized. The Bank is in the process of marketing the OREO properties.

                                RESULTS OF OPERATIONS

                        Three months ended September 30, 1997
                                    compared with
                        Three months ended September 30, 1996



During the three-month period ending September 30, 1997, the Company showed a net income of $988,000, an increase of $84,000 over the same period in 1996.

Net interest income before provisions for loan losses increased from $3,428,000 for the three months ended September 30, 1996, to $3,756,000 for
the same period in 1997, an increase of  $328,000 or 9.6%.   This additional
income is partially due to an increase of 15.3% in average outstanding loans during the third quarter of 1997 over the same period in 1996. In addition, the average prime rate was .25% higher in the third quarter of 1997 over the same period in 1996.

Other income increased by $782,000 over the same period in 1996, mostly as the result of increased commission and fees on leases earned by the Bank's subsidiary, EPI Leasing Company. In addition the Company recognized an increase in loan servicing fee income, brokered loan fee income and fee income generated from the bank's alternative financial investment services.

Other expenses for the three months ended September 30, 1997, were $3,576,000, an increase of $993,000 over the same period in 1996, mostly due to increases in salaries and benefits. A major contributor to this increase was the purchase of EPI Leasing Company and the opening of a new branch in Wheatland, California, in March 1997. In addition, the Bank opened a new loan production office in Madera, California, in March 1997.

The yield on average earning assets for the three-month period ended September 30, 1997, compared to the same period in 1996, is set forth in the following table (in thousands except for percentages):


                            Three months ended          Three months ended
                            September 30, 1997          September 30, 1996
Average loans
   outstanding                  $  195,101                 $  169,271
Average yields                      11.06%                     11.35%
Amount of interest
  & fees earned                   $  5,395                   $  4,805
Average prime rate                   8.50%                      8.25%


A large portion of the Company's loan portfolio is based upon the Bank's reference rate, adjusted on a daily basis so that rate changes have an immediate effect on the loan interest yield. The Bank's reference rate closely tracks the prime rate.

Rates and amounts paid on average deposits, including noninterest-bearing deposits for the three-month period ended September 30, 1997, compared to the same period in 1996, are set forth in the following table (in thousands except for percentages):


                            Three months ended          Three months ended
                            September 30, 1997          September 30,1996
Average deposits
  outstanding                   $  250,167                  $  199,898
Average rates paid                   3.84%                       3.74%
Amount of interest
  paid or accrued                 $  2,400                    $  1,869


The following table summarizes the principal elements of operating expenses and discloses the increases (decreases) and percent of increases (decreases) for the three-month period ended September 30, 1997 and 1996 (in thousands except for percentages):


                            Three months ended September 30, 1997   Increase (Decrease)
                                                                      1997 over 1996
                                   1997         1996
                            -------------------------------------------------------------
Salaries and benefits           $  1,988     $  1,336              $  652        48.8%
Occupancy                            203          137                  66        48.2%
Equipment                            331          250                  81        32.4%
Advertising and promotion             85           56                  29        51.8%
Stationery & supplies                 63           54                   9        16.7%
Legal and professional fees           95           83                  12        14.5%
Other operating expenses             811          667                 144        21.6%
                            -------------------------------------------------------------
  Total other expenses          $  3,576     $  2,583              $  993        38.4%
                            -------------------------------------------------------------
                            -------------------------------------------------------------


Applicable income taxes for the three-month period ended September 30, 1997, were $650,000, as compared to the September 30, 1996 amount of $537,000.

                                RESULTS OF OPERATIONS

                         Nine months ended September 30, 1997
                                    compared with
                         Nine months ended September 30, 1996


Year-to-date, the nine months ending September 30, 1997, saw net income of $612,000, or $.34 per share on a fully-diluted basis as compared to the same period in 1996, at which time the Company reported net year-to-date earnings of $2,478,000, or $1.47 per share on a fully-diluted basis.

During the second quarter, the Bank determined that additional contributions to loan loss reserves were required to recognize the increased risk exposure for a small number of sizable loans in its portfolio. This action resulted in a second quarter loss of ($1,193,440), which, despite improved first and third quarter earnings, depressed earnings for the nine months ending September 30, 1997.

Net interest income before provisions for loan losses increased from $9,629,000 for the nine months ended September 30, 1996 to $10,563,000 for the same period
in 1997, an increase of  $934,000.   This additional income is  partially due
to an increase of 19.3% in average outstanding loans during the third quarter of 1997 over the same period in 1996. In addition, the average prime rate was .17% higher at the end of the third quarter of 1997 over the same period in 1996.

Other income increased by $1,709,000 over the same period in 1996, mostly as the result of increased commission and fees on leases earned by the Bank's subsidiary, EPI Leasing Company. In addition the Company recognized an increase in loan servicing fee income, brokered loan fee income and fee income generated from the bank's alternative financial investment services.

Other expenses for the nine months ended September 30, 1997, were $9,917,000, an increase of $2,627,000 over the same period in 1996, mostly due to increases in salaries and benefits and occupancy and equipment. A major contributor to this increase was the purchase of EPI Leasing Company and the opening of a new branch in Wheatland, California, in March 1997. In addition, the Bank opened a new loan production office in Madera, California in March 1997.

The yield on average earning assets for the nine-month period ended September 30, 1997, compared to the same period in 1996, is set forth in the following table (in thousands except for percentages):


                          Nine months ended        Nine months ended
                          September 30, 1997       September 30, 1996
Average loans outstanding     $  175,596               $  147,214
Average yields                    11.12%                   11.55%
Amount of interest
  & fees earned                $  14,646               $   12,753
Average prime rate                 8.42%                    8.25%


A large portion of the Company's loan portfolio is based upon the Bank's reference rate, adjusted on a daily basis so that rate changes have an immediate effect on the loan interest yield. The Bank's reference rate closely tracks the prime rate.

Rates and amounts paid on average deposits, including noninterest bearing deposits for the nine-month period ended September 30, 1997, compared to the same period in 1996, are set forth in the following table (in thousands except for percentages):


                         Nine months ended      Nine months ended
                         September 30, 1997     September 30,1996
Average deposits
  outstanding                 $  243,566            $  194,702
Average rates paid                 3.82%                 3.66%
Amount of interest
  paid or accrued               $  6,976              $  5,346


The following table summarizes the principal elements of operating expenses and discloses the increases (decreases) and percent of increases (decreases) for the nine- month periods ended September 30, 1997 and 1996, respectively (in thousands except for percentages):


                            Nine months ended September 30,  Increase (Decrease)
                                                              1997 over 1996
                                    1997         1996
                            ---------------------------------------------------
Salaries and benefits           $  5,585     $  3,758     $  1,827        48.6%
Occupancy                            527          415          112        27.0%
Equipment                            941          716          225        31.4%
Advertising and promotion            309          270           39        14.4%
Stationery & supplies                242          191           51        26.7%
Legal and professional fees          232          189           43        22.8%
Other operating expenses           2,081        1,751          330        18.8%
                            ---------------------------------------------------
  Total other expenses          $  9,917     $  7,290     $  2,627        36.0%
                            ---------------------------------------------------
                            ---------------------------------------------------


The increases in salaries and benefits resulted from normal salary increases and increased staffing for the opening of the new Wheatland Branch and the addition of the employees at EPI Leasing Company, the Bank's subsidiary. Additional staff has also been added to the new office location in Marysville, California and new loan production office in Madera, California.

The Company employed 191 full-time equivalent employees on September 30, 1997, compared to 179 on December 31, 1996, and 153 on September 30, 1996.

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

Applicable income taxes for the nine-month period ended September 30, 1997, were $311,000 as compared to the September 30, 1996, amount of $1,585,000. The decrease of $1,274,000 was attributed to a tax credit during the second quarter of 1997 as a result of a loss recognized during that quarter.

LIQUIDITY

During the first two quarters and in to the third quarter of each year, the Bank tends to have excess liquidity. The Bank's seasonal agricultural loan demand tends to challenge the Bank's liquidity position beginning in the second quarter and continuing into the third quarter of each year. The Bank's liquid assets consist of cash and due from banks, federal funds sold and investment securities with maturities of one year or less (exclusive of pledged securities).

The Bank has formal and informal borrowing arrangements with the Federal Reserve Bank and its correspondent bank to meet unforeseen deposit outflows or seasonal
loan funding demands.   As of  September 30, 1997, and December 31, 1996,
respectively, the Bank had no balances outstanding on these lines.

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

The Bank's goal is to maintain a cumulative one year GAP of between -10% and +10%. The September 30, 1997 one-year GAP was -3.8%.

Since this figure is negative, it means that when interest rates change, more RSL's will reprice than RSA's over a one-year period. If interest rates go up, the Bank's net interest margin will decrease, if interest rates go down, it will increase.

On September 30, 1997, the Bank's cumulative 90-day GAP was +5.7% which means that an increase in rates would have a positive effect on earnings and a decrease in interest rates in the next 90 days would have a negative effect on earnings.

CAPITAL RESOURCES

Total shareholders' equity on September 30, 1997, increased by $197,000 over December 31, 1996, total shareholders' equity of $21,886,000.

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

As can be seen by the following tables, the Company exceeded all regulatory capital ratios on September 30, 1997, and on December 31, 1996:


RISK-BASED CAPITAL RATIO
AS OF SEPTEMBER 30, 1997
-------------------------------------------------------------------------------
                                 Company         Bank
(Dollars in thousands)            Amount        Ratio       Amount        Ratio
-------------------------------------------------------------------------------
Tier 1 Capital                  $ 21,866        8.90%     $ 21,736        8.85%
Tier 1 Capital
  minimum requirement              9,823        4.00%        9,820        4.00%
                                -----------------------------------------------
    Excess                      $ 12,043        4.90%     $ 11,916        4.85%
                                -----------------------------------------------
                                -----------------------------------------------
Total Capital                     24,949       10.16%       24,818       10.11%
Total Capital
  minimum requirement             19,647        8.00%       19,639        8.00%
                                -----------------------------------------------
Excess                          $  5,302        2.16%     $  5,179        2.11%
                                -----------------------------------------------
Risk-adjusted assets            $245,586                  $245,488
                                -----------------------------------------------
                                -----------------------------------------------

LEVERAGE CAPITAL RATIO

Tier 1 Capital to quarterly     $ 21,866        7.91%     $ 21,736        7.87%
  average total assets
Minimum leverage requirement      11,060        4.00%       11,051        4.00%
                                -----------------------------------------------
Excess                          $ 10,806        3.91%     $ 10,685        3.87%
                                -----------------------------------------------
                                -----------------------------------------------
Total quarterly average assets  $276,509                  $276,269
                                --------                  --------
                                --------                  --------



RISK BASED CAPITAL RATIO
AS OF DECEMBER 31, 1996
-------------------------------------------------------------------------------
                                 Company         Bank
(Dollars in thousands)
                                  Amount        Ratio       Amount        Ratio
-------------------------------------------------------------------------------
Tier 1 Capital                  $ 21,813       11.31%     $ 21,804       11.32%
Tier 1 Capital
  minimum requirement              7,713        4.00%        7,708        4.00%
                                -----------------------------------------------
    Excess                      $ 14,100        7.31%     $ 14,096        7.32%
                                -----------------------------------------------
                                -----------------------------------------------
Total Capital                     22,918       11.89%       24,225       12.57%
Total Capital minimum
      requirement                 15,426        8.00%       15,415        8.00%
                                -----------------------------------------------
Excess                          $  7,492        3.89%     $  8,810        4.57%
                                -----------------------------------------------
Risk-adjusted assets            $192,825                  $192,693
                                -----------------------------------------------
                                -----------------------------------------------

LEVERAGE CAPITAL RATIO

Tier 1 Capital to quarterly     $ 21,813        8.82%     $ 21,804        8.82%
  average total assets
Minimum leverage requirement       9,891        4.00%        9,890        4.00%
                                -----------------------------------------------
Excess                          $ 11,922        4.82%     $ 11,914        4.82%
                                -----------------------------------------------
                                -----------------------------------------------
Total quarterly average assets  $247,274                  $247,255
                                --------                  --------
                                --------                  --------


PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The future results of the Company's operations, the necessity of further provisions for its loan loss reserves, quality of its loan portfolio, and ability to pay future dividends constitute "forward-looking" information as defined by: (1) the Private Litigation Reform Act of 1995 ("Act"); and (2) releases made by the Securities and Exchange Commission ("SEC"). This cautionary statement is being made pursuant to the provisions of the Act with the express intention of obtaining the benefits of the "safe harbor" provisions of the Act. Investors are cautioned that any forward-looking statements made by the Company and its Management are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of, but not limited to, the following factors: the economic environment, particularly in the region in which the Company operates; competitive products and pricing; fiscal and monetary policies of the federal government; changes in government regulations affecting financial institutions, including regulatory fees and capital requirements; changes in prevailing interest rates; acquisitions and the integration of acquired businesses; credit risk management and asset/liability management; the financial and securities markets; and the availability of and costs associated with sources of liquidity.

PART II  OTHER INFORMATION
ITEM 6  EXHIBITS AND REPORTS ON FORM 8K



  (a) Exhibits

      10.1  Change in control compensation agreement.

  (b) Reports on Form 8K

            No reports on Form 8K were filed during the quarter.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                California Independent Bancorp



Date   November 2, 1997          /S/ Robert J. Mulder
       ---------------------     --------------------------
                                 Robert J. Mulder
                                 President/CEO

Date   November 2, 1997          /S/ Annette Bertolini
       ---------------------     --------------------------
                                 Annette Bertolini
                                 Chief Financial Officer