Form 10-K
period 1997-12-31
CALIFORNIA INDEPENDENT BANCORP
filed 1998-03-31
CIK 948976

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                     December 31, 1997
                           --------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________________ to __________________


Commission file number                        0-26552
                         --------------------------------------------------


                           California Independent Bancorp
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

          California                                 68-0349947
-----------------------------------    ----------------------------------------
State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization

 1227 Bridge St. Suite C, Yuba City, California                    95991
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code         (530) 674-4444
                                                 ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class

              None
----------------------------------     ----------------------------------------

             Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, no par value
-------------------------------------------------------------------------------
                               (Title of class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. [X] Yes    [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market volume of Common Stock held by non-affiliates of California
Independent Bancorp at February 28, 1998:              $30,179,338

Number of shares of Common Stock outstanding at February 28, 1998:     1,651,131

Documents Incorporated by Reference

Proxy Statement for 1998 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

                         Part III, Items 10, 11, 12 and 13
                     THIS REPORT INCLUDES A TOTAL OF 59 PAGES
                            EXHIBIT INDEX IS ON PAGE 57

                                     I N D E X
                                     ----------


          DESCRIPTION                                                 PAGE NO.


ITEM 1.   BUSINESS ........................................................  4
ITEM 2.   PROPERTIES ...................................................... 22
ITEM 3.   LEGAL PROCEEDINGS ............................................... 23
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS .........................................23
ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK
               AND RELATED STOCKHOLDER MATTERS ............................ 24
ITEM 6.   SELECTED FINANCIAL DATA ......................................... 25
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND
               RESULTS OF OPERATIONS ...................................... 26
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY
               DATA ....................................................... 37
ITEM 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING
               AND FINANCIAL DISCLOSURE.................................... 53
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
               REGISTRANT ................................................. 53
ITEM 11.  EXECUTIVE COMPENSATION .......................................... 53
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND  MANAGEMENT ............................................ 53
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS ............................................... 54
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
               REPORTS ON FORM 8-K ........................................ 54

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

     On October 1, 1996, the Company acquired E.P.I. Leasing Co., Inc., an equipment lessor ("EPI").

GENERAL BANKING SERVICES

     The Bank engages in a broad range of financial services activities, and its primary market is located in the northern portion of the Sacramento Valley, with a total of seven branches in Yuba City, Marysville, Colusa, Arbuckle, Wheatland and Woodland, California, serving Sutter, Yuba, Colusa and Yolo Counties. The total population base in these four counties is approximately 1.6 million people, the majority of which is in Sacramento County which has 1.1 million people. The Bank's branch in Wheatland, California opened on March 6, 1997, in a temporary facility. Bank of America closed its branch in Wheatland on March 21, 1997, which was the only other banking facility in Wheatland. Wheatland is primarily an agricultural area. In addition, the Bank operates three loan production offices ("LPOs") in Madera, California in Madera County, in Citrus Heights, California in Sacramento County, and in Chico, California in Butte County. These LPOs emphasize residential mortgage and construction lending and equipment leasing through EPI.

     With the exception of Sacramento County, whose main economic force is government, the Bank's operating territory is predominantly agricultural in nature. A wide variety of food crops are produced in the area. The leading agricultural commodities produced in the Bank's trade area include peaches, tomatoes, prunes, rice and almonds. Plentiful irrigation water and quality soils result in excellent agricultural diversification.

     The Bank's branches in Yuba City, Marysville, Wheatland and Woodland (Sutter, Yuba and Yolo Counties) are in areas which are at the periphery of housing for those individuals who work in the growing Sacramento area.

     The Bank currently has no applications pending to open additional branch offices or LPOs, but the Bank may increase the number of its banking facilities in the Bank's trade areas when such expansion is appropriate. The Bank's expansion program is, of course, dependent on obtaining the necessary governmental approvals, a continued earnings pattern and absence of adverse effects from economic conditions, governmental monetary policies or competition. No assurance can be given that all or any part of the Bank's expansion program can be accomplished without the Bank being required to raise additional capital in the future.

     The Bank conducts a commercial banking business including accepting demand, savings and time deposits, making commercial, real estate, agricultural and consumer loans, and factoring accounts receivable. It also offers installment note collection, issues cashier's checks and money orders, sells traveler's checks, and provides bank-by-mail, night depository, safe deposit boxes, ATMs and other customary banking services. In addition, the Bank offers equipment leasing through its subsidiary, EPI. In 1997 the Bank introduced home banking whereby its customers can make transfers between accounts, pay bills, make balance inquiries and receive statements via PC or phone. The Bank also introduced Visa debit cards to its demand deposit customers. In connection with the relocation of the Bank's Agricultural and Real Estate Departments in March 1997 to a separate building on Tharp Road in Yuba City, which formerly was a bank branch, it has installed two ATMs at this building. The Bank is a member of the Federal Deposit Insurance Corporation and each depositor's account is insured up to $100,000. The Bank does not offer international banking services and does not plan to do so in the near future.

DEPOSITS

     Most of the Bank's deposits are attracted from individuals, small and medium-sized businesses and professionals. A material portion of the Bank's deposits has not been obtained from a single person or a few persons, the loss of any one or more of which would not have a materially adverse effect on the business of the Bank.

LENDING ACTIVITIES

     The Bank engages in a full complement of lending activities, including commercial, agricultural, real estate and consumer loans.

     Agricultural loans are primarily made to finance agricultural production expenses generally as non-revolving lines of credit that are drawn upon when crop expenses are incurred and are repaid as crop sale proceeds are received. These loans are typically secured by crops and crop proceeds. The Bank generally requires a repayment margin of 25% for permanent plantings (i.e., tree and vine crops) and 20% for row crops. As of December 31, 1997, the Bank had agricultural production loans outstanding of $30,132,000 which represented 17.9% of the Bank's loan portfolio.

     The Bank makes real estate loans secured by residential, agricultural and commercial property. Residential loans are made to purchase or refinance single family residences or multi-family residential properties and are secured by a first deed of trust on the property, except for loans to improve existing properties which are secured by junior liens. The maximum loan-to-value ratio for these loans is 80%. Loans secured by agricultural property include mortgages, loans for farm residences and other improvement loans and are secured by a first lien on real estate. The maximum loan-to-value ratio for farmland is 65%. Commercial real estate loans are made primarily to owner-occupied businesses for such purposes as offices, warehouses, professional buildings, retail and storage facilities. The maximum loan-to-value ratio for commercial properties is also 65%. As of December 31, 1997, these types of real estate secured loans totaled $27,083,000 or 16.1% of the Bank's loan portfolio.

     The Bank also makes real estate construction and development loans for acquisition of raw land to be developed into subdivisions and for the construction of single family and multi-family housing. These loans are secured by a first deed of trust and have maximum loan-to-value ratios ranging from 65% to 80%. As of December 31, 1997, the Bank had outstanding construction and development loans of $38,085,000 for these purposes, representing 22.6% of the Bank's loan portfolio as compared to $29,521,000 or 19.5% as of December 31,1996. This increase reflects the economic expansion in the real estate sector of the Sacramento Valley.

     The Bank makes a variety of commercial and industrial loans to small-to-medium-sized businesses for working capital, inventory, accounts receivable, equipment and general improvements. Typically, the Bank obtains a security interest in the collateral being financed or in other available assets of the customer. Loan-to-value ratios vary but generally do not exceed 75%. As of December 31, 1997, the Bank had outstanding loans for these purposes of $36,665,000, representing 21.8% of the Bank's loan portfolio.

     With the acquisition of EPI in October of 1996, the Bank has increased its lending activity in the commercial lease market. The Company originates commercial and industrial equipment leases through EPI. Leases are made to a wide variety of businesses including professional, agricultural, industrial and construction. Lease financing receivables as of December 31, 1997 totaled $33,465,000 or 19.9% of the Bank's portfolio.

     Consumer and installment loans are made for household, family and other personal expenditures. These loans are made on both a secured and unsecured basis. As of December 31,1997, the Bank had a total of $2,152,000, or 1.2% of its loan portfolio in consumer and installment loans.

     The Bank originates mortgage loans on residential and farm properties which it sells into the secondary market in order to divest itself of the interest rate risk associated with these mostly fixed interest rate products. The underwriting criteria for residential and agricultural mortgage loans sold in the secondary market are established by the purchasers of the loans. The Company accounts for these loans in accordance with Statement of Financial Accounting Standards No. 125 "Accounting for Transfers of Financial Assets and Extinguishment of Liabilities." These loans are sold without recourse. As of December 31, 1997, 1996 and 1995, total loans serviced by the Bank were $151,619,000, $107,637,000 and $107,141,759. For the years ended
December 31, 1997, 1996 and 1995, total loans sold by the Bank were $66,953,000, $45,614,000 and $17,617,000.

     Being located in a prime agricultural area, the Bank participates in the Farmer Mac I loan program, pursuant to which it makes and then sells agricultural real estate loans to the Travelers

Realty Insurance Company and the Federal Agricultural Mortgage Corporation ("Farmer Mac"). In addition, the Bank participates in the Farmer Mac II loan program, pursuant to which it makes Farm Service Agency "FSA" guaranteed farm real estate loans and subsequently sells the 90% guaranteed portion of these loans directly to Farmer Mac and retains the servicing of these loans. The Bank is one of the largest lenders in the U.S. in the Farmer Mac program.

     The Bank's real estate department makes mortgage and construction loans. Its mortgage loans are typically 15 year and 30 year loans with either adjustable or fixed interest rates. These mortgage loans are pre-sold to minimize the Bank's interest rate risk. The Bank sells mortgage loans to Fannie Mae, Freddie Mac and other mortgage lenders. The loans sold on the secondary market are typically sold servicing released where the Bank does not perform loan servicing but receives a higher compensation upon the sale of the loan. The Bank makes mortgage loans throughout the Sacramento Valley and the Greater Fresno area.

     Pursuant to California law, the Bank's legal lending limit to any one borrower is 15% of its shareholders' equity and allowance for loan losses for unsecured loans and 25% for secured loans.

     As of January 1, 1997, the Bank adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers of Financial Assets and Extinguishment of Liabilities." This statement requires entities, under certain circumstances, to recognize as a separate asset an amount related to the right to service mortgage loans. The adoption of this statement had an immaterial impact on the Company's financial position and results of operations.

     The Bank has made Small Business Administration ("SBA") loans since its inception. The Bank offers both SBA 7(a) and SBA 504 real estate guaranteed loans ranging from amounts of $50,000 to $2,000,000. SBA 7(a) loans are for such purposes as working capital, inventory and other purposes, and are guaranteed up to 80% by SBA. SBA 504 loans are made to finance commercial real estate. The SBA loan program is continually subject to political and budgetary uncertainty which, in recent years, has resulted in a reduction of the guaranteed portion of SBA loans and lower maximum loan amounts.

     The Bank also offers business and industrial guaranteed loans through the Rural Development Administration ("RDA"). These loans are designated for businesses that create jobs in rural areas. RDA loans are in amounts up to $10 million and are 90% guaranteed by the RDA. The Bank sells the guaranteed portion of its SBA and RDA loans in the secondary market.

     The risks associated with commercial banking consist primarily of interest rate risk and credit risk. The Bank attempts to manage its interest rate risk by making variable rate loans and by interest rate gap analysis. Credit risk relates to the ability of borrowers to repay the principal and interest on their loan in a timely manner. This risk is managed by adherence to credit standards and the taking of collateral to secure most of the Bank's loans.

     The majority of the Bank's loan portfolio consists of loans with variable interest rates. The following table illustrates the composition of the Bank's loan portfolio as of December 31,1997, as it pertains to interest-rate sensitivity:

                            FIXED RATE LOANS

Total Loan          Variable Rate
Portfolio               Loans           Under 1 Year      Over 1 Year
-----------         -------------       ------------      ------------
$167,788,000        $109,932,000        $10,951,000       $46,905,000

     This table indicates that a total of $120,883,000 of the Bank's loans are repriceable within one year.

     On a monthly basis, the Bank calculates its interest-rate gap position whereby interest-rate sensitive assets are compared with interest-rate sensitive liabilities for specific periods to determine if the Bank is susceptible to significant earnings changes as a result of changes in interest rates. If the gap percentage is positive, the Bank's interest earnings would increase during a period of increasing interest rates and the Bank's interest earnings would decrease during a period of declining interest rates. The reverse would be true if the Bank has a negative gap. The Bank puts more emphasis on its gap position for periods up to one year, as it is felt that a longer horizon gives the Bank more time and flexibility to reposition its assets and liabilities to counteract any potential earnings decrease.

     Management's objective is to maintain the stability of the net interest margin in times of fluctuating interest rates by maintaining an appropriate mix of interest rate sensitive assets and liabilities.

     Management does not manage its interest rate sensitivity to maximize income based on its prediction of interest rates, but rather to minimize interest rate risk to the Company by stabilizing the Company's net interest margin in all interest rate environments.

     Additionally, the Company is subject to considerable competitive pressure in generating deposits and loans at rates and terms prevailing in the Company's market areas.

     Management has developed a matrix that calculates pre-tax impact on earnings as determined by its gap position. The analysis takes into consideration delays in the timing of repricing based on actual experience. The matrix is of a static nature and assumes that Management and market forces effect no changes and leave the rate-sensitive balance sheet virtually unchanged.

     The following chart illustrates the gap position of the Bank as of December 31, 1997:


                                           MATURE OR
                                            REPRICE         1-90      91-365
                                          IMMEDIATELY       DAYS       DAYS
                                          -----------      ------    -------
                                                      (IN THOUSANDS)
Rate-sensitive Assets                        $145,336        $196    $17,941
Rate-sensitive Liabilities                   $108,923     $33,273    $49,031
Interest Rate Sensitivity Gap                 $36,413    $(33,077)  $(31,090)
Cumulative Interest Rate Sensitivity Gap      $36,413      $3,336   $(27,754)
Cumulative Gap as a Percentage of
        Total Assets                            12.5%       1.14%     (9.52%)

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

     In accordance with this policy and state laws regarding permissible investments the Bank invests in U.S. Treasury and Agency securities with a maturity of 10 years or less, tax-free municipal bonds rated "A" or better by Moody's with a maturity not to exceed 13 years, and corporate bonds rated "A" or better by Standard and Poors or Moody's with a maturity not to exceed 7 years. The Bank also invests in Federal funds.

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

     The Bank's primary service area consists of Colusa, Sutter, Yolo and Yuba Counties. It is estimated that this service area contains 45 competitive banking offices, of which 15 offices are owned by other independent banks. It is estimated that the primary service area also contains 8 offices of savings and loan associations, credit unions and thrifts. Based upon total bank deposits as of June 30, 1997 (the last period for which data are available), the Bank is second in market share in Sutter County, third in Yuba and Colusa counties and eleventh in Yolo County, which the Bank entered in 1993.

     The banking business in California generally, and in the Bank's primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Among the advantages such major banks have over the Bank is their ability to finance wide ranging advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Such institutions offer certain services such as trust services and international banking which are not offered directly by the Bank (but are offered indirectly through correspondent institutions) and, by virtue of their greater total capitalization (legal lending limits to any one borrower are limited to a percentage of a bank's shareholders' equity), they have substantially higher lending limits than does the Bank. Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for the Bank in the acquisition of deposits. The Bank also competes with money-market funds for deposits.

In order to compete with major financial institutions and other competitors in its primary service area, the Bank relies upon the experience of its executive and senior officers in serving businesses and individuals, and upon its specialized service, local promotional activities and the personal contacts made by its officers, directors and employees. For customers whose loan demand exceeds the Bank's legal lending limit, the Bank may arrange to extend such loans on a participation basis with correspondent banks. In this manner, the Bank is able to close the loan while selling a portion of the credit to a participant bank. The Bank's lending limit to any one borrower is 15% of its shareholders' equity and allowance for loan losses for unsecured loans and 25% of its shareholders' equity and allowance for loan losses for unsecured and secured loans.

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

     The FRB requires the Company to maintain certain levels of capital. See "Capital Standards" herein. The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations, or conditions imposed in writing by the FRB. See "Prompt Corrective Action and Other Enforcement Mechanisms" herein.

     Under the BHC Act, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over, or acquires directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. Thus, the Company is required to obtain the prior approval of the FRB before it acquires, merges or consolidates with any bank or bank holding company; any company seeking to acquire, merge or consolidate with the Company also would be required to obtain the FRB's approval.

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

     Transactions between the Company, the Bank and any future subsidiaries of the Company are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Additionally, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, sale or lease of property, or furnishing of services. Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. The Company may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, the Company may not sell a low-quality asset to a depository institution subsidiary.

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

     The following tables present the capital ratios for the Company and the Bank as of December 31, 1997.


RISK BASED CAPITAL RATIO
AS OF DECEMBER 31, 1997
--------------------------------------------------------------------------------
                                            COMPANY                  BANK
(Dollars in thousands)                AMOUNT       RATIO      AMOUNT       RATIO
--------------------------------------------------------------------------------
Tier 1 Capital                      $ 21,151     8.99%     $ 21,040        8.96%
Tier 1 Capital minimum
     requirement                       9,413     4.00%        9.390        4.00%
                                    --------    ------     --------       ------
    Excess                          $ 11,738     4.99%     $ 11,650        4.96%
                                    --------    ------     --------       ------
                                    --------    ------     --------       ------

Total Capital                         24,124    10.25%       24,006       10.23%
Total Capital minimum
     requirement                      18,826     8.00%       18,780        8.00%
                                    --------    ------     --------       ------
   Excess                           $  5,298     2.25%     $  5,226        2.23%
                                    --------    ------     --------       ------
Risk-adjusted assets                $235,330               $234,750
                                    --------    ------     --------       ------
                                    --------    ------     --------       ------

LEVERAGE CAPITAL RATIO

Tier 1 Capital to quarterly
    average total assets            $ 21,151     7.43%     $ 21,040        7.40%
Minimum leverage requirement          11,384     4.00%       11,377        4.00%
                                    --------    ------     --------       ------
Excess                              $  9,767     3.43%     $  9,663        3.40%
                                    --------    ------     --------       ------
                                    --------    ------     --------       ------
Total Quarterly average assets      $284,598               $284,423
                                    --------               --------
                                    --------               --------

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

     The FRB has issued a policy statement that a bank holding company should not declare or pay a cash dividend to its stockholders if the dividend would place undue pressure on the capital of its subsidiary banks or if the dividend could be funded only through additional borrowings or other arrangements that might adversely affect the financial position of the bank holding company. Specifically, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each consistent with its capital needs, asset quality and overall financial condition. Further, the Company is expected to act as a source of financial strength for each of its subsidiary banks and to commit resources to support each subsidiary bank in circumstances when it might not do so absent such policy.

     The Company's ability to pay dividends depends in large part on the ability of the Bank to pay management fees and dividends to the Company. The ability of its subsidiary banks to pay dividends is subject to restrictions set forth in the California Banking Law and regulations of the FDIC.

     The payment of dividends by a state bank is further restricted by additional provisions of state law. Under Section 642 of the California Financial Code, funds available for cash dividend payments by a bank are restricted to the lesser of: (i) retained earnings or (ii) the bank's net income for its three fiscal years (less any distributions to stockholders made during such period). However, under Section 643 of the California Financial Code, with the prior approval of the Superintendent, a bank may pay cash dividends in an amount not to exceed the greater of the (1) retained earnings of the bank, (2) net income of the bank for its last fiscal year, or
(3) net income of the bank for its current fiscal year. However, if the Superintendent finds that the stockholders' equity of the bank is not adequate or that the payment of a dividend would be unsafe or unsound, the Superintendent may order such bank not to pay a dividend to stockholders. Currently, it is permissible for the Bank to pay cash dividends without the Superintendent's prior approval.

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

INTERSTATE BANKING AND BRANCHING

     On September 29, 1994, the Reigle/Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") was signed into law. This Interstate Act effectively permits nationwide banking. The Interstate Act provides that adequately capitalized and adequately managed bank holding companies may acquire banks in any state, even in those jurisdictions that currently bar acquisition by out-of-state institutions, subject to deposit concentration limits. The deposit concentration limits provide that regulatory approval by the Federal Reserve Board may not be granted for a proposed interstate acquisition if after the acquisition, the acquiror on a consolidated basis would control more than 10% of the total deposits nationwide or would control more than 30% of deposits in the state where the acquiring institution is located. The deposit concentration state limit does not apply for initial acquisitions in a state and in every case, may be waived by the state regulatory authority. Interstate acquisitions are subject to compliance with the Community Reinvestment Act ("CRA"). States are permitted to impose age requirements not to exceed five years on target banks for interstate acquisitions.

     Branching between states may be accomplished either by merging separate banks located in different states into one legal entity, or by establishing de novo branches in another state. Interstate branching is also subject to a 30% statewide deposit concentration limit on a consolidated basis, and a 10% nationwide deposit concentration limit. The laws of the host state regarding community reinvestment, fair lending, consumer protection (including usury limits) and establishment of branches apply to the interstate branches.

     De novo branching by an out-of-state bank is not permitted unless the host state expressly permits de novo branching by banks from out-of-state. The establishment of an initial de novo branch in a state is subject to the same conditions as apply to initial acquisition of a bank in the host state other than the deposit concentration limits.

     The Interstate Act permits bank subsidiaries of a bank holding company to act as agents for affiliated depository institutions in receiving deposits, renewing time deposits, closing loans, servicing loans and receiving payments on loans and other obligations. A bank acting as agent for an affiliate shall not be considered a branch of the affiliate. Any agency relationship between affiliates must be on terms that are consistent with safe and sound banking practices. The authority for an agency relationship for receiving deposits includes the taking of deposits for an existing account but is not meant to include the opening or origination of new deposit accounts. Subject to certain conditions, insured savings associations which were affiliated with banks as of June 1, 1994, may act as agents for such banks. An affiliate bank or savings association may not conduct any activity as an agent which such institution is prohibited from conducting as principal.

     If an interstate bank decides to close a branch located in a low-or moderate-income area, it must comply with additional branch closing notice requirements. The appropriate regulatory agency is authorized to consult with community organizations to explore options to maintain banking services in the affected community where the branch is to be closed.

     To ensure that interstate branching does not result in taking deposits without regard to a community's credit needs, the regulatory agencies have implemented regulations prohibiting interstate branches from being used as "deposit production offices." The regulations include a provision to the effect that if loans made by an interstate branch are less than fifty percent of the average of all depository institutions in the state, then the regulator must review the loan portfolio of the branch. If the regulator determines that the branch is not meeting the credit needs of the community, it has the authority to close the branch and to prohibit the bank from opening new branches in the state.

     The Caldera, Weggeland and Killea California Interstate Banking and Branching Act of 1995, effective October 2, 1995, (the "Caldera Act") amends the California Financial Code to, among other matters, regulate the operations of state banks to eliminate conflicts with and to implement the Interstate Act discussed above. The Caldera Act includes (1) an election to permit early interstate merger transactions; (2) a prohibition against interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (3) a prohibition against interstate branching through de novo establishment of California branch offices. The Caldera Act mandates that initial entry into California by an out-of-state institution be accomplished by acquisition of or merger with an existing whole bank which has been in existence for at least five years.

COMMUNITY REINVESTMENT ACT

     In October 1994, the federal financial institution regulatory agencies proposed a comprehensive revision of their regulations implementing the Community Reinvestment Act ("CRA"), enacted in 1977 to promote lending by financial institutions to individuals and businesses located in low- and moderate-income areas. In May 1995, the proposed CRA regulations were published in final form effective as of July 1, 1995. The revised regulations included transitional phase-in provisions which generally require mandatory compliance not later than July 1, 1997, although earlier voluntary compliance is permissible. Under the former CRA regulations, compliance was evaluated by an assessment of the institution's methods for determining, and efforts to meet, the credit needs of such borrowers. This system was highly criticized by depository institutions and their trade groups as subjective, inconsistent and burdensome, and by consumer representatives for its alleged failure to aggressively penalize poor CRA performance by financial institutions. The revised CRA regulations emphasize an assessment of actual performance rather than of the procedures followed by a bank, to evaluate compliance with the CRA. Overall CRA compliance continues to be rated across a four-point scale from "outstanding" to "substantial noncompliance," and continues to be a factor in review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the revised CRA regulations may be subject to enforcement proceedings.

     The regulations provide that "small banks," which are defined to include any independent bank with total assets of less than $50 million, are to be evaluated by means of a so-called "streamlined assessment method" unless such a bank elects to be evaluated by one of the other methods provided in the regulations. The differences between the evaluation methods may be summarized as follows:

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

     Using such data, a bank will be evaluated regarding its (i) lending performance according to the geographic distribution of its loans, the characteristics of its borrowers, the number and complexity of its community development loans, the innovativeness or flexibility of its lending practices to meet low- and moderate-income credit needs and, at the bank's election, lending by affiliates or through consortia or third-parties in which the bank has an investment interest; (ii) investment performance by measure of the bank's "qualified investments," that is, the extent to which the bank's investments, deposits, membership shares in a credit union, or grants primarily to benefit low- or moderate-income individuals and small businesses and farms, address affordable housing or other needs not met by the private market, or assist any minority- or women-owned depository institution by donating, selling on favorable terms or provisioning on a rent-free basis any branch of the bank located in a predominately minority neighborhood; and
(iii) service performance by evaluating the demographic distribution of the bank's branches and ATMs, its record of opening and closing them, the availability of alternative retail delivery systems (such as telephone banking, banking by mail or at work, and mobile facilities) in low- and moderate-income geographies and to low- and moderate-income individuals, and (given the characteristics of the bank's service area(s) and its capacity and constraints) the extent to which the bank provides "community development services" (services which primarily benefit low- and moderate-income individuals or small farms and businesses or address affordable housing needs not met by the private market) and their innovativeness and responsiveness.

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

     (4) Any bank may request to be evaluated by the "strategic plan assessment method" by submitting a strategic plan for review and approval. Such a plan must involve public participation in its preparation, and contain measurable goals for meeting low- and moderate-income credit needs through lending, investments and provision of services. Such plans generally will be evaluated by measuring strategic plan goals against standards similar to those which will be applied in evaluating a bank according to the "lending, investments and service test method."

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

     The final rule establishes a SAIF assessment rate schedule of 0 to 27 basis points effective for all institutions beginning January 1, 1997.
The Funds Act also provides that the assessment rates for SAIF members may not be less than the assessment rates for BIF members which pose a comparable risk to the Deposit Insurance Fund. The Funds Act provides that assessments are authorized only if necessary to maintain the DRR of a Deposit Insurance Fund. In the event the balance in a Deposit Insurance Fund is in excess of the DRR of such fund, such excess amount shall be refunded to insured depository institutions by the FDIC on such basis as the FDIC determines to be appropriate, taking into account the factors considered under the risk-based assessment system. In the case of any payment of an assessment by an insured depository institution in excess of the amount due to the FDIC, the FDIC may refund the amount of the excess payment to the insured depository institution or credit such excess amount toward the payment of subsequent semi-annual assessments until such credit is exhausted. The Funds Act also provides that the BIF and the SAIF shall be merged into one Deposit Insurance Fund effective January 1, 1999, if no insured depository institution is a savings association on that date.

ECONOMIC GROWTH AND REGULATORY PAPERWORK REDUCTION ACT OF 1996

     The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Regulatory Reduction Act"), was enacted in September 1996. The Regulatory Reduction Act streamlines many banking laws and Federal bank regulatory agencies are in the process of promulgating regulations to implement the law. The Regulatory Reduction Act changes: (i) the procedures for merging, acquiring or assuming all or a part of another depository institution have been simplified for banks with the two highest regulatory ratings. The regulators have streamlined their internal approval procedures and expedited the review process for proposals. Top rated banks and well run bank holding companies qualify for the expedited treatment; (ii) the new rules eliminate the requirement for well capitalized and well managed banks to obtain prior approval for investment in bank premises or the stock of a corporation holding bank premises; (iii) per branch capital requirements are eliminated for well performing banks as are the requirement that a bank file a branch application for ATMs; (iv) the approval requirement for divestitures by well run banks have been eliminated. The process for acquisition of an interest in certain nonbank activities has been simplified by eliminating notice requirements for well capitalized and well managed banks. Acquisitions are still limited to permitted nonbank activities. Permitted nonbank activities have been greatly expanded. The acquisition is limited in size to ten percent of the consolidated total risk-weighted assets of the acquiring bank; (v) a qualified bank holding company may engage in permissible activities listed in 12 USC 1843(c)(8) without prior notification to its federal regulator, but must still give notification within 10 days of commencing the activity; (vi) banks meeting minimum capital requirements may appoint directors without giving prior notice to their regulator. A bank that does not meet its minimum capital requirements must give notice to its regulator 30 days prior to an appointment. Once the notice is received, the federal regulator has 90 days to file an objection to the appointment; (vii) the prohibitions against dual service of management officials for large banks have been amended to increase the size of the bank. The effect of this change is to exempt some of the smaller banks from this particular part of the management interlock prohibitions. Those persons who were grandfathered under the old regulations have had five years added to the grandfathering statute; (viii) the requirements for notice to the regulators and to customers for the closure of an ATM site is eliminated. Relocation or consolidation of branches no longer require notice if the relocation or consolidation occurs within the immediate neighborhood or it does not substantially affect the nature of the business or customers served; (ix) the Regulatory Reduction Act expanded the eligibility of some banks to qualify for an 18 month examination schedule by increasing the total asset size for those banks rated outstanding or good from $175,000,000 to $250,000,000; (x) all federal regulatory agencies are required to review regulations for outdated or otherwise unnecessary regulatory requirements not less frequently than once every 10 years; (xi) in order to encourage self testing and correction of regulatory errors, the Regulatory Reduction Act establishes a privilege for information accumulated during self testing of regulatory compliance. Information obtained by a bank during self testing may not be used in any civil action, examination or investigation, and generally may not be obtained by any agency or department for use in such a proceeding. If the bank elects to disclose this information in connection with a particular action, it may not be used in any other actions; and (xii) as a result of the passage of the Regulatory Reduction Act the federal bank regulators have begun a process of regulatory simplification.

     The Real Estate Settlement Procedures Act ("RESPA") regulations and the Truth-in-Lending Act ("TILA") regulations have been changed to adopt matching definitions for common terms.

ASSET CONSERVATION, LENDER LIABILITY AND DEPOSIT INSURANCE PROTECTION ACT OF
1996

     Environmental Protection Agency regulations excluding financial institutions from liability for the clean up of toxic materials on property held as collateral for loans were overturned by the federal courts. Due to concerns expressed by interested parties (owners, realtors and lenders) Congress passed amendments to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") to reinstate certain safeguards for fiduciaries and lenders. A bank or other party acting as a fiduciary may hold property in such capacity and shall have no liability for the release or threatened release of a hazardous substance in excess of the value of the property held in a fiduciary capacity. For example, a bank acting as trustee under the terms of a written trust agreement, will not have any liability in excess of the actual value of the assets in that particular trust. The assets of the Bank will not be at risk for a release occurring on property belonging to the trust. This amendment does not limit the liability of the fiduciary to private parties that may have a cause of action outside of the scope of CERCLA. Fiduciary as used in CERCLA includes trustees, executors, administrators, custodians, guardians, receivers, conservators and personal representatives.

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

IMPACT OF MONETARY POLICIES

     Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and other borrowings, and the interest rate earned by banks on loans, securities and other interest-earning assets comprises the major source of banks' earnings. Thus, the earnings and growth of banks are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market dealings in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements and through adjustments to the discount rate applicable to borrowings by banks which are members of the FRB. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Company cannot be predicted. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan loss charge-offs, thus adversely affecting a bank's net earnings.

ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has recently issued SFAS No. 125, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" effective for transactions occurring after December 31, 1996. SFAS NO. 125 requires that an asset seller must meet defined conditions to demonstrate that it has surrendered control over the assets. The failure to meet these conditions usually results in on-balance-sheet treatment for the assets and a liability for the sale proceeds received. SFAS No. 125 also requires that contracts to service are recorded as an asset or a liability based on fair value or on an allocation of the carrying amount of the financial asset. SFAS 125 covers subsequent accounting, including impairments, and eliminates the distinction between excess and normal servicing. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" to defer for one year the effective date of implementation for transactions related to repurchase agreements, dollar-roll repurchase agreements, securities lending and other similar transactions. The Company does not believe that adoption of these standards will have a significant impact on its financial position or results of operations.

     In February 1997, the Financial Accounting Standards Board (the FASB) issued SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The statement is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement for all periods presented. The implementation of this statement did not have a material effect on the Bank's reported financial position or net income in 1997.

GENERAL

     On June 25, 1984, the Bank formed Yuba-Sutter Financial Services Corporation ("Yuba-Sutter") as a wholly-owned subsidiary. This subsidiary is inactive.

     There has been no material effect upon the Bank's capital expenditures, earnings, or competitive position as a result of federal, state or local provisions regarding the discharge of materials into the environment.

     At December 31, 1997, the Company employed 178 persons, including 6 part-time employees, 4 executive officers and 51 other officers. None of the Company's employees is presently represented by a union or covered under a collective bargaining agreement. Management of the Company believes that its employee relations are excellent.

ITEM 2. PROPERTIES

     The Bank currently conducts its banking operations from an administrative office, seven (7) branch offices and three loan production offices.

     The Bank's principal office in Yuba City, California, is located at 777 Colusa Avenue in a modern, single story, shopping center end building which has drive-up windows and off-street parking for its customers. This office was opened in 1982.

     In 1991, the Bank purchased a building located at 1005 Stafford Way, Yuba City, California, located directly behind its main branch. The Bank's note department moved from the Bank's Colusa Avenue office to this location in the third quarter of 1997, as the Company's headquarters moved to another location.

     The Bank purchased land for the Bank's office at 1221 Bridge Street, Yuba City, in 1978. In 1991, the Bank purchased a combined retail and office building with parking located at 1227 Bridge Street, adjacent to the Bank's Bridge Street branch. Presently, the Bank's Data Center, the headquarters for the Company, administrative services and financial consulting services are located in this building.

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

     In 1985, the Bank purchased premises for its Arbuckle office located at the corner of Amanda and Sixth Streets. The Bank moved its Arbuckle office to this location in June 1986. The Bank leases 1,800 square feet plus a common area of these premises to an unaffiliated party.

     In 1993, the Bank purchased the building which is now the location of its new Woodland branch office located at 203 Main Street. This was formerly the site of the Security Pacific Bank branch. The purchase price for this building of approximately 4,000 square feet was $430,100, and the Bank spent $154,381 remodeling the building.

     The Bank opened a branch in Wheatland, California in March 1997. The Bank leases the land for $1,100 per month. The initial term was six months, and has been renewed on a month-to-month basis. In addition, the Bank leases a Module which was placed on the property for the use of a branch office at a rate of $2,255 per month.

     The Bank vacated its Roseville LPO and opened a new office in Citrus Heights in October 1997. The rent is $1,114 per month for this office. The initial term of the lease is two years.

     In May 1997, the Bank jointly with EPI opened a new production office in Madera, California. Upon market research the decision was made to enter into this central California market and offer agricultural, residential real estate, construction, SBA and commercial loans, in addition to equipment leasing programs.

     On December 1, 1997, the Bank's Chico LPO relocated to 500 Main Street in Chico. The lease is for three years at a rent of $1,732 per month.

     On December 2, 1996, the Bank purchased a former bank branch located at 995 Tharp Road in Yuba City, California for a purchase price of $650,000. After remodeling, the Bank relocated its Agricultural Real Estate and Residential Real Estate Departments at this location.

     In connection with the purchase of EPI, the Bank entered into a 17-month lease commencing August 1, 1996 for premises where EPI is located at 6929 Sunrise Boulevard in Citrus Heights. The lease has been extended to December 31, 1999 at a monthly rent of $3,449.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to legal proceedings incidental to its business. In addition, the Bank is a party to a lawsuit titled FRSB v. Thiara Enterprises, etux. and the corresponding cross complaint titled Thiara Enterprises, etux. v. FRSB which could be considered material pending litigation. This suit stems from a defaulted loan obligation. FRSB took legal action against the debtor to enforce the terms of its loan agreements. The Bank's suit lists various causes of action including foreclosure of real and personal property, temporary restraining order, permanent injunction and certain fraud counts. The debtor's cross complaint alleges breach of contract and seeks punitive damages. Litigation by its nature is subject to inherent uncertainties, and there can be no assurance that any ongoing legal proceedings or those that may arise in the future will not have any material adverse effects on the Company's consolidated financial position, results of operations or cash flows.

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

               SALE PRICE OF COMMON STOCK
               --------------------------
PERIOD ENDED 1997               BID            ASK
                             ------         ------
March 31                     $26.25         $28.00
June 30                       26.75          28.50
September 30                  25.00          27.00
December 31                   24.13          26.25

PERIOD ENDED 1996             BID            ASK
                             ------         ------
March 31                     $18.59         $19.50
June 30                       17.24          20.86
September 30                  21.67          21.90
December 31                   22.86          23.81


     Cash dividends paid on the Company's Common Stock were $.42 per share for the year ending December 31, 1997, and $.40 per share for the year ending December 31, 1996, both adjusted to reflect the 5 percent stock dividends paid in 1997 and 1996.

     It is currently the intention of the Board of Directors of the Company to pay cash dividends on a quarterly basis. However, there is no assurance that cash dividends will be paid in the future as they are dependent upon the earnings, financial condition and capital requirements of the Company and the Bank, as well as legal and regulatory requirements. As of December 31, 1997, the Company had $4,314,633 available for payment of dividends to its shareholders without any restrictions.

     As of February 28, 1998, there were 1,157 holders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARY
AS OF YEARS ENDED DECEMBER 31,

------------------------------------------------------------------------------------------------------------
FOR THE YEAR                          1997            1996           1995           1994           1993
                                 ------------    ------------    -----------    -----------    -----------
Interest income                  $ 23,392,573    $ 20,574,833    $19,002,834    $15,120,346    $12,805,981
Interest expense                    9,288,694       7,448,898      6,316,594      4,502,067      4,388,018
                                 ------------    ------------    -----------    -----------    -----------
Net interest income                14,103,879      13,125,935     12,686,240     10,618,279      8,417,963
Provision for loan losses           6,153,000         385,000        875,000        347,000        155,000
                                 ------------    ------------    -----------    -----------    -----------
Net interest income after
  provision for loan losses         7,950,879      12,740,935     11,811,240     10,271,279      8,262,963
Noninterest income                  5,057,284       3,136,423      2,226,967      1,878,349      2,353,021
Noninterest expense               (13,582,493)    (10,269,529)    (8,936,485)    (8,189,991)    (7,118,212)
                                 ------------    ------------    -----------    -----------    -----------
Income before provision
  for income taxes                   (574,330)      5,607,829      5,101,722      3,959,637      3,497,772
Provision for income taxes           (412,900)      2,206,778      2,036,000      1,540,000      1,309,000
                                 ------------    ------------    -----------    -----------    -----------
Net income                       $   (161,430)   $  3,401,051    $ 3,065,722    $ 2,419,637    $ 2,188,772
                                 ------------    ------------    -----------    -----------    -----------
                                 ------------    ------------    -----------    -----------    -----------

PER COMMON SHARE DATA

Basic earnings per share         $      (0.10)   $       2.20    $      1.93    $      1.45    $      1.30
Cash dividends                   $       0.42    $       0.40    $      0.39    $      0.34    $      0.28
Book value                       $      12.94    $      13.49    $     11.68    $     10.31    $      9.21
Dividend payout ratio                 (428.44)%         19.05%         21.70%         23.80%         21.50%

AVERAGE COMMON
SHARES OUTSTANDING                  1,637,712       1,560,949      1,629,474      1,588,874      1,600,926

FINANCIAL RATIOS
Return on average assets                (0.06)%          1.51%          1.56%          1.33%          1.34%
Return on average common
  shareholders' equity                  (0.71)%         16.71%         17.54%         15.92%         17.88%
Net interest margin                      4.91%           5.64%          5.45%          4.96%          4.25%
Net charge-offs to
  average loans, net                     2.7 %           0.16%          0.19%          0.12%          0.34%
Allowance for loan loss
  as a percent of net loans              3.29%           2.68%          3.05%          2.57%          2.87%
Efficiency ratio                        70.89%          63.05%         59.92%         65.54%         66.09%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

CALIFORNIA INDEPENDENT BANCORP

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS
ENDED DECEMBER 31, 1996 AND 1997

THE COMPANY

The Company, through the Bank, engages in a broad range of financial service activities. The Bank commenced operations in 1977. The Company was formed in 1994 and, after receiving regulatory and shareholder approval, became the holding company for the Bank in May 1995. In October 1996, the Bank acquired EPI Leasing Co., Inc. ("EPI") and operates it as a subsidiary.

SUMMARY OF FINANCIAL RESULTS

In 1997, the Company suffered a net operating loss of $161,430, representing a decrease in earnings of $3,562,841 or 104.7% from 1996. This decrease, after fourteen consecutive annual increases, was the result of a total contribution to Loan Loss Reserves of $6,153,000 made in the second and fourth quarters, which was required to recognize the increased risk exposure in a small number of sizeable loans in the Bank's portfolio. This action resulted in the operating loss for 1997.

In 1996, earnings were $3,401,000, an increase of 10.9% over 1995. Earnings per share in 1997 were ($.10), a decrease of 104.5% as compared to earnings of $2.20 per share in 1996 which in turn was an increase of 14.0% from 1995.

The Company paid cash dividends of $.39 per share in 1995, $.40 per share in 1996 and $.42 in 1997, and 5% stock dividends in 1995, 1996 and 1997.
Earnings per share have been adjusted retroactively to reflect the stock dividends.

The increase in the Company's net interest income from 1995 to 1997 (excluding the significant 1997 contributions to Loan Loss Reserves) generally reflects an increase in the volume of interest-earning assets and the economic recovery in Northern California.

Certain information concerning the Company's average balances, yields and rates on average interest-earning assets and interest-bearing liabilities is set forth in the table that follows.

The Company's average interest-earning assets increased from $175,020,000 in 1995, to $201,233,000 in 1996, and to $243,808,000 in 1997, while the average yield on these assets declined in 1996 to 10.22% from 10.86% in 1995, and decreased in 1997 to 9.59%. Average interest-bearing liabilities, consisting of interest paid on interest-bearing deposits, increased from $141,339,000 in 1995, to $162,582,000 in 1996, and $198,616,000 in 1997, while the average rate paid on these deposits was 4.47%, 4.58% and 4.68% respectively. The increase in interest rates on deposits is reflective of the increase in market rates.

Noninterest-bearing demand accounts, consisting primarily of business checking accounts, have increased from $35,864,000 in 1995, to $40,128,000 in 1996, and to $49,283,000 in 1997. The increase in both interest-bearing and noninterest-bearing deposits from 1996 to 1997, reflects the opening of the Bank's new office in Wheatland, California, the marketing efforts of the Bank, and the acquisition of deposits resulting from branch consolidations and closings in the Company's market area by large national banks.

Management believes that the Company has adequate liquidity to meet its needs, such as funding the undisbursed portion of borrower's lines of credit, withdrawals by depositors, managing interest and market rate risk in the event of significant changes in interest rates, and meeting its cash needs. Federal Funds Sold is the means by which the Company invests its excess cash overnight with other banks.

AVERAGE BALANCE SHEETS

                                            1997                               1996                             1995
                            ---------------------------------  ---------------------------------  ---------------------------------
                             AVERAGE      YIELD/    INTEREST     AVERAGE     YIELD/     INTEREST    AVERAGE     YIELD/  INTEREST
                             BALANCE       RATE      AMOUNT      BALANCE      RATE       AMOUNT     BALANCE      RATE    AMOUNT
                            ---------------------------------  ---------------------------------  ---------------------------------
ASSETS

Earning Assets
  Short-term investments:
    Federal funds sold      $ 29,191,325   5.39%  $ 1,573,312  $ 27,962,872   5.30%  $  1,482,801 $ 12,305,263   5.73%  $   705,422
                            ------------  ------  -----------  ------------  ------  ------------ ------------  ------  -----------
Total                         29,191,325   5.39%    1,573,312    27,962,872   5.30%     1,482,801 $ 12,305,263   5.73%  $   705,422
                            ------------  ------  -----------  ------------  ------  ------------ ------------  ------  -----------
Investment securities:
  Taxable                     35,319,174   6.55%    2,313,612    20,654,011   7.70%     1,591,086   26,081,024   6.99%    1,823,710
  Nontaxable                   5,202,958   5.28%      274,620     4,322,277   6.36%       274,808    4,741,005   6.61%      313,293
                            ------------  ------  -----------  ------------  ------  ------------ ------------  ------  -----------
Total                         40,522,132   6.39%    2,588,232    24,976,288   7.47%     1,865,894   30,822,029   6.39%    2,137,003
                            ------------  ------  -----------  ------------  ------  ------------ ------------  ------  -----------
Loans:                       174,094,049  11.04%   19,231,028   148,293,868  11.62%    17,226,138  131,892,742  12.25%   16,160,409
                            ------------  ------  -----------  ------------  ------  ------------ ------------  ------  -----------
Total earning assets         243,807,506   9.59%   23,392,572   201,233,028  10.22%    20,574,833  175,020,034  10.86%   19,002,834
                            ------------  ------  -----------  ------------  ------  ------------ ------------  ------  -----------

  Allowance for
    possible loan losses      (4,137,285)                        (3,952,228)                        (3,592,222)
Nonearning assets
  Cash and due from banks     16,352,541                         13,751,241                         11,579,838
  Premises and equipment       7,944,483                          6,769,581                          6,214,843
  Other                        9,641,086                          7,140,684                          7,225,503
                            ------------                       ------------                       ------------
Total nonearning assets       33,938,110                         27,661,506                         25,020,184
Total assets                $273,608,331                       $224,942,306                       $196,447,996
                            ------------                       ------------                       ------------
                            ------------                       ------------                       ------------

LIABILITIES AND
SHAREHOLDERS'
EQUITY

Interest-bearing deposits:

 Demand, savings and
   money market             $104,673,000   3.73%  $ 3,904,112  $ 92,765,254   3.80%  $  3,524,331 $ 87,893,048   3.65%  $ 3,211,937
 Time certificates            93,321,953   5.74%    5,360,741    68,959,042   5.64%     3,891,406   52,245,879   5.82%    3,041,354
 Other                           621,054   3.84%       23,841       858,176   3.86%        33,161    1,200,548   5.27%       63,303
                            ------------  ------  -----------  ------------  ------  ------------ ------------  ------  -----------
Total                        198,616,007   4.68%    9,288,694   162,582,472   4.58%     7,448,898  141,339,475   4.47%    6,316,594
                            ------------  ------  -----------  ------------  ------  ------------ ------------  ------  -----------

Noninterest-bearing deposits
 and other liabilities:
 Demand,
   noninterest-bearing        49,283,416                         40,127,679                         35,863,668
  Other liabilities            3,017,102                          1,881,981                          1,768,835
  Shareholders' equity        22,691,806                         20,350,174                         17,476,018
                            ------------                       ------------                       ------------
Total                         74,992,324                         62,359,834                         55,108,521
                            ------------                       ------------                       ------------
Total liabilities and
  shareholders' equity      $273,608,331                       $224,942,306                       $196,447,996
                            ------------                       ------------                       ------------
                            ------------                       ------------                       ------------

Net interest income                               $ 14,103,878                       $ 13,125,935                       $12,686,240
Net interest margin                        4.91%                              5.64%                              6.39%
                                          ------                             ------                             ------

NET INTEREST INCOME

Net interest income, the difference between interest earned on loans and investments and the interest paid on deposits and other sources of funds, is the principal component of the Company's earnings. The preceding table shows the composition of average earning assets and average interest-bearing liabilities, average yields and rates, and the Company's net interest margin.

Interest income increased from $19,003,000 in 1995, to $20,575,000 in 1996, and $23,393,000 or 8.27% in 1997 and 13.70% in 1997. The average interest rate earned on loans was 11.04% in 1997, versus 11.62% in 1996 and 12.25% in 1995. The Company's loan portfolio consists mainly of loans that reprice immediately with changes in the bank reference rate and, therefore, closely follow interest rate trends. The increase in interest income in 1997 is a result of the increase in the volume of interest-earning assets as both average yield and the net interest margin decreased.

Average Federal Funds Sold were $12,305,000 in 1995, $27,963,000 in 1996, and $29,191,000 in 1997, representing increases of 127% in 1996 and 4.39% in 1997. The increase in Federal Funds Sold in 1997 is due to an increase in both interest- and noninterest-bearing deposits of $29,039,000.

Total interest expense increased from $6,317,000 in 1995, to $7,449,000 in 1996, and to $9,289,000 in 1997, or an increase of 17.9% in 1996, and 24.7%
in 1997. The volume of average interest-bearing liabilities increased by 22.2% in 1997 and 15.0% in 1996. The increase in the Company's cost of funds is due to increases in both volume and rate.

The Company's net yield on interest-earning assets is affected by changes in the rates earned and paid and the volume of interest-earning assets and interest-bearing liabilities. The impact of changes in volume and rate on net interest income in 1997 and 1996 is shown in the following table. Changes attributable to both volume and rate have been allocated to rate.

CHANGES IN VOLUME/RATE

                                                1997 COMPARED TO 1996             1996 COMPARED TO 1995
                                  ------------------------------------    ---------------------------------------
                                   VOLUME        RATE         TOTAL        VOLUME          RATE          TOTAL
                                  --------     ---------     --------     --------       --------      ---------
                                                               (DOLLARS IN THOUSANDS)
Federal funds sold              $      65    $        25   $      90    $      897     $     (119)    $      778
Investment securities:
  Taxable                           1,129           (406)        723          (379)           146           (233)
  Nontaxable                           56            (56)          -           (28)           (10)           (38)
Loans                               2,998           (993)      2,005         2,009           (943)         1,066
                                ---------    -----------   ---------      --------     ----------     ----------
    Total                       $   4,248    $    (1,430)  $   2,818      $  2,499     $     (926)    $    1,573
                                ---------    -----------   ---------      --------     ----------     ----------
                                ---------    -----------   ---------      --------     ----------     ----------
Demand, savings and
  money market                        453            (73)        380           178            134            312
Time certificates                   1,374             96       1,470           973           (123)           850
Other                                  (9)             0          (9)          (18)           (12)           (30)
                                ---------    -----------   ---------      --------     ----------     ----------
    Total                       $   1,818    $        23   $   1,841     $   1,133    $        (1)    $    1,132
                                ---------    -----------   ---------      --------     ----------     ----------
Increase (decrease)
 in net interest income         $   2,430    $    (1,453)  $     977     $   1,366    $      (925)    $      441
                                ---------    -----------   ---------      --------     ----------     ----------
                                ---------    -----------   ---------      --------     ----------     ----------

LOANS

Outstanding total loans averaged $174,094,000 in 1997, as compared to $148,294,000 in 1996 and $131,893,000 in 1995. This represents increases of
$25,800,000 or 17.4% in 1997, $16,401,000 or 12.4% in 1996, and $12,937,000
or 10.9% in 1995. The Company continues to emphasize its agricultural, real estate and commercial lending activities. In addition, with the acquisition of EPI in October of 1996, the Company has increased its lending activity in the commercial lease market. The increase in average total loans during 1997 primarily reflects increases in lease financing and the commercial and agricultural loan category. The Company originates commercial and industrial equipment leases through the Bank's subsidiary, EPI. The average yield on leases is in excess of 10%. The increase in commercial and agricultural loans is attributable to increased market share in the Sacramento and San Joaquin Valleys.

The following table summarizes the composition of the loan portfolio as of December 31 for the years indicated:

COMPOSITION OF LOAN PORTFOLIO

                                                1997                1996              1995               1994              1993
Commercial and agricultural              $    79,384,520     $    71,527,482    $    74,355,093    $   69,143,245    $   51,166,003
Real estate-construction                      23,927,538          29,916,204         18,048,005        12,647,669        15,619,506
Real estate-mortgage                          28,032,552          28,564,640         28,288,337        33,450,751        37,435,688
Consumer                                       1,956,254           2,983,939          2,814,717         3,111,243         2,923,728
Lease financing                               33,465,023          15,892,783          3,216,140         6,501,110            23,844
Other                                          1,021,665           2,214,574          1,522,174         3,109,201           464,524
                                         ---------------     ---------------    ---------------    --------------    --------------
    Total                                $   167,787,552     $   151,099,622    $   128,244,466    $  127,963,219    $  107,633,293
                                         ---------------     ---------------    ---------------    --------------    --------------
                                         ---------------     ---------------    ---------------    --------------    --------------

The Company lends to consumers, small- to medium-sized businesses and small- to medium-sized farmers within its market area, which is comprised principally of Sutter, Yuba, Colusa and Yolo counties and, secondarily, Butte, Glenn, Sacramento, Placer, Madera and Fresno counties.

A significant portion of the Company's loan portfolio consists of loans secured by residential, commercial and agricultural real estate.

Real estate mortgage and construction loans, including loans secured by agricultural real estate, equaled $51,960,000 or 31% and $58,481,000 or 38.7% of the total loan portfolio at December 31, 1997 and 1996, respectively. These loans are secured by real estate, and advances are limited to 65% to 80% of appraised value depending on the type of loan.

The Company makes agricultural production loans and other agricultural loans that are secured by crops and crop proceeds. These loans generally are at their peak in the third quarter of each year. The Company had $30,132,000 or 18.0% and $46,786,000 or 31.0% of its loan portfolio in agricultural production loans outstanding at December 31, 1997 and 1996, respectively. Approximately 4% of these loans are guaranteed by the Farm Service Agency.

The Company originates mortgage loans on residential and agricultural properties which it sells into the secondary market to divest itself of the interest rate risk associated with these mostly fixed-interest rate products. The Company accounts for these loans in accordance with Statement of Financial Accounting Standards No. 125 "Accounting for Transfers of Financial Assets and Extinguishment of Liabilities."

As of December 31, 1997, 1996 and 1995, total loans serviced by the Company were $151,619,000, $107,637,000 and $107,142,000. Total loans sold by the
Company were $66,953,000 in 1997, and $45,614,000 in 1996, an increase of
31.9%. Total loans sold in 1995 were $8,735,000. The significant increase in loans sold in 1996 is a function of an increase in demand for these loan products coupled with a change in the procedures regarding the sale of Farmer Mac loans. The Farmer Mac secondary market began purchasing farm mortgage loans directly from originators during 1996 thus making it easier and less time consuming for the Company to sell these loans. The increase in loans sold in the secondary market during 1997 is attributed to an increase in the demand for these products, as well as a conscious effort by the Company to aggressively pursue new mortgage loan business. The Company moderately expanded its mortgage origination departments during 1997.

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

Management does not manage its interest rate sensitivity to maximize income based on its prediction of interest rates, but rather to minimize interest rate risk to the Company by stabilizing the Company's net interest margin in all interest rate environments.

The following table presents the interest rate sensitivity of the Company as of December 31, 1997.

INTEREST RATE SENSITIVITY AS OF DECEMBER 31, 1997

                                                                               REPRICING OPPORTUNITY
                                              0-90               91-365              1 YEAR-                OVER
                                              DAYS                DAYS               3 YEARS              3 YEARS         TOTAL
                                                                            (DOLLARS IN THOUSANDS)
Federal funds sold                        $    35,600        $         -         $         -          $         -      $     35,600
Loans                                         109,932             10,951              14,207               32,698           167,788
Taxable investments                                 -              4,620               9,819               35,780            50,219
Nontaxable investments                              -              2,370               1,960                2,649             6,979
                                          -----------        -----------         -----------          -----------       -----------
    Total earning assets                  $   145,532        $    17,941         $    25,986          $    71,127       $   260,586
                                          -----------        -----------         -----------          -----------       -----------
                                          -----------        -----------         -----------          -----------       -----------
Interest-bearing demand                        40,133                  -                   -                    -            40,133
Savings and money market deposits              68,790                  -                   -                    -            68,790
Time certificates                              33,273             49,031               9,378                4,102            95,784
                                          -----------        -----------         -----------          -----------       -----------
    Total interest-bearing liabilities        142,196             49,031               9,378                4,102           204,707
                                          -----------        -----------         -----------          -----------       -----------
Gap                                       $     3,336        $   (31,090)        $    16,608          $    67,025       $    55,879
                                          -----------        -----------         -----------          -----------       -----------
Cumulative gap                                  3,336            (27,754)            (11,146)              55,879
                                          -----------        -----------         -----------          -----------
                                          -----------        -----------         -----------          -----------

Additionally, the Company is subject to considerable competitive pressure in generating deposits and loans at rates and terms prevailing in the Company's market areas.

Management has developed a matrix that calculates pre-tax impact on earnings as determined by its gap position. The analysis takes into consideration delays in the timing of repricing based on actual experience. The matrix is of a static nature and assumes that Management and market forces effect no changes and leave the rate-sensitive balance sheet virtually unchanged.

On December 31, 1997, the matrix indicates that if interest rates increased by 100 basis points, the Company's one-year pre-tax earnings would increase by $409,000. Conversely, if the interest rates decreased by 100 basis points, one-year pre-tax earnings would decrease by $409,000.

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

The Company uses the allowance method in providing for loan losses. Loan losses are charged to the allowance for loan losses and recoveries are credited.

The allowance for loan losses at December 31, 1997, was $5,514,000 or 3.29% of total loans outstanding as compared to $4,053,000 or 2.68% of total loans outstanding at December 31, 1996. Management, after a third party loan review and thorough examinations by the FDIC and State Banking department, believes that the allowance for loan losses at December 31, 1997, was adequate to provide for losses that can be reasonably anticipated.

Additions to the allowance for loan losses are made by provisions for possible loan losses. The provision for possible loan losses is charged to operating expense and is based upon past loan loss experience and estimates of potential losses which, in Management's judgment, deserve current recognition. Management determines the appropriate size of the allowance for loan losses based upon specific allocations for classified and impaired loans and a general allocation for other loans based upon the loss experience during the past twelve rolling months for each particular type of loan. Other factors considered by Management include growth, composition and overall quality of the loan portfolio, and current economic conditions that may affect the borrower's ability to pay. Actual losses may vary from current estimates. The estimates are reviewed periodically, and adjustments, as necessary, are charged to operations in the period in which they became known.

The trend in nonperforming loans has escalated over the past year as nonperforming loans increased from 2.0% of the portfolio on December 31, 1996, to 4.8% of the portfolio on December 31, 1997. This trend is primarily attributable to increased credit risk exposure in five loan relationships. Upon identifying the increased level of credit risk exposure, Management determined that additional contributions to Loan Loss Reserves were necessary. Management allocated to Loan Loss Reserves $3,200,000 during the second quarter of 1997 and $2,817,000 during the fourth quarter of 1997.

As a result, Management believes that the total allowance for loan losses is adequate, particularly when considering the Company's historically low level of loan losses. While Management uses available information to provide for loan loss reserve allocations, future additions to the allowance may be necessary based upon changes in economic conditions and other variables.












ACTIVITY IN ALLOWANCE FOR LOAN LOSSES


                                        1997           1996                1995               1994               1993
                                    ----------      -----------         -----------        -----------        -----------
                                                                      (DOLLARS IN THOUSANDS)

Total loans outstanding             $  167,788      $   151,100        $    128,244        $   127,963        $   107,633
Average net loans                      169,957          148,294             131,893            118,956            115,394
BALANCE, JANUARY 1                       4,053            3,911               3,288              3,087              3,320
Charge-offs by loan category:
  Commercial and other                   4,311              323                 413                 29                133
  Consumer                                  73                -                  46                 43                  8
  Real Estate                              335                4                  96                125                300
                                     ---------      -----------         -----------        -----------       -----------
    Total                                4,719              327                 555                197                441
                                     ---------      -----------         -----------        -----------       -----------
Recoveries by loan category:
  Commercial and other                      19               53                 249                 48                 18
  Consumer                                   3               31                  44                  3                  5
  Real Estate                                5                -                  10                  -                 30
                                     ---------      -----------         -----------        -----------       -----------
    Total                                  27                84                 303                 51                 53
                                     ---------      -----------         -----------        -----------       -----------


                                                        CONTINUED ON NEXT PAGE

ACTIVITY IN ALLOWANCE FOR LOAN LOSSES CONTINUED


                                            1997             1996                  1995                 1994              1993
                                         -----------      -----------           -----------          -----------       -----------
                                                                           (DOLLARS IN THOUSANDS)

Net charge-offs (recoveries)              $    4,692       $       243           $       252          $       146       $       388
Provision charged to expense                   6,153               385                   875                  347               155
                                          ----------       -----------           -----------          -----------       -----------
BALANCE, DECEMBER 31                      $    5,514        $    4,053            $    3,911           $    3,288        $    3,087
                                          ----------       -----------           -----------          -----------       -----------
                                          ----------       -----------           -----------          -----------       -----------
Ratios:
  Net charge-offs (recoveries)
    to average loans                           2.70%             0.16%                 0.19%                0.12%             0.34%
Allowance to loans at end of year              3.29%             2.68%                 3.05%                2.57%             2.87%


ALLOWANCE FOR LOAN LOSSES

The Company had loan charge-offs of $4,719,000 in 1997, $327,000 in 1996, and $555,000 in 1995, and net loan charge-offs (which include recoveries) of $4,692,000, $243,000 and $252,000 in 1997, 1996 and 1995, respectively. These net charge-offs are equal to 2.70%, .16% and .19% of average loans for 1997, 1996 and 1995. In the second quarter, the Company made a contribution of $3,200,000. In the fourth quarter, the Company made an additional contribution of $2,817,000 to Loan Loss Reserves to recognize current credit risk exposure and planned loan growth.

The charged-off loans and leases sustained during 1997 were centered in five credit relationships and a group of twenty-two leases. This grouping of credits comprised 93% of total loan and lease losses. Of the five loans, two were agricultural loans (total charge-off of $2,218,260), two were commercial loans (total charge-off of $1,406,253) and one was a real estate development loan (total charge-off of $343,424). The aggregate lease losses totaled $401,921.

The Company is taking all reasonable measures to attempt recovery of these charged-off loans and leases but there can be no assurance that the Company will recover the full amount.

ALLOCATION OF ALLOWANCE


                                    1997               1996                1995                1994                 1993
                                 CATEGORY TO        CATEGORY TO         CATEGORY TO         CATEGORY TO          CATEGORY TO
                               --------------     --------------      --------------      --------------      ---------------
                                  $      %           $       %           $       %           $       %           $        %
                              ------   -------    ------   -------    -------   -------     ------  -------   ------   -------
                                                                       (DOLLARS IN THOUSANDS)

LOANS IN EACH CATEGORY
  TO TOTAL LOANS
Balance applicable to:
Commercial and
  agricultural                $3,423   62.07%      1,918    47.34%      2,267    57.98%     $1,776    54.03%   $1,467   47.54%
Real Estate-
  construction                   897   16.28%        802    19.80%        550    14.07%        325     9.88%      448    14.51%
Real Estate-mortgage             392    7.11%        766    18.90%        863    22.06%        860    26.14%    1,074    34.78%
Consumer                          31    0.56%         80     1.97%         86     2.19%         80     2.43%       84     2.72%
Leases                           656   11.89%        364     8.97%          -         -          -         -        -         -
Other                            115    2.09%        123     3.02%        145     3.70%        247     7.52%       14      .45%
                              ------   -------    ------   -------    -------   -------     ------   -------   ------   -------
Total                         $5,514   100.00%    $4,053   100.00%     $3,911   100.00%     $3,288   100.00%   $3,087   100.00%
                              ------   -------    ------   -------    -------   -------     ------   -------   ------   -------
                              ------   -------    ------   -------    -------   -------     ------   -------   ------   -------
NONPERFORMING LOANS
Loans accounted for on
  a nonaccrual basis          $7,585              $  846               $  293               $1,110             $1,355
Other loans contractually
  past due 90 days or more       328               2,202                   60                   50                317
                              ------              ------              -------               ------             ------
Total                         $7,913              $3,048               $  353               $1,160             $1,672
                              ------              ------              -------               ------             ------
                              ------              ------              -------               ------             ------


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

At December 31, 1997, nonaccrual loans amounted to $7,585,000 or 4.5% of total loans compared to $846,000 or .56% of total loans at December 31, 1996, and $293,000 or .23% of total loans at December 31, 1995.

A significant increase in nonaccrual loans was sustained at December 31, 1997. The Company's nonaccrual assets included twelve loan relationships and ten leases. However, 92% of these nonaccrual loans were concentrated in five credit relationships. The largest nonaccrual loan complex is an agricultural loan. Nonaccrual loans to this borrower comprised forty-two percent of the Company's total nonaccrual loans as of December 31, 1997. The Company is presently in negotiation with this debtor to create a plan for debt repayment. In the event these negotiations are unsuccessful, alternative measures will be pursued. Twenty-one percent of the Company's nonaccrual loans were extended to a real estate developer. The Company has restructured this credit relationship and expects to collect these loans over a two-year period. Nineteen percent of the Company's nonaccrual loans existed in a loan to a livestock producer. The Company has entered into an arrangement with this borrower to restructure the repayment terms and the remaining nonaccrual balance is scheduled to be repaid during the second quarter of 1998. The remaining balance of the December 31, 1997, nonaccrual loans is distributed amongst a number of smaller loans and leases. These loans are either in the process of collection or in the process of being restructured.

Loans on accrual status that were past due 90 days or more as to principal and interest decreased in 1997 to $328,281 as compared to $2,202,000 on December 31, 1996, and $60,000 on December 31, 1995. The significant decrease in 90-day delinquencies as of December 31, 1997 is a positive development. However, the past due loan totals as of December 31, 1996 were high due to some special circumstances surrounding certain loans at that time. Management believes that this category of delinquency returned to normal levels at December 31, 1997. Six loans and four leases comprised the 90-day delinquent balance of $328,281 as of December 31, 1997. The loans consisted primarily of commercial credits that were either in the process of collection or renewal. The Company is negotiating with these borrowers to fully collect the balances owed. The four delinquent leases as of December 31, 1997, amounted to $109,243 or 33% of the total 90-day delinquencies. All of these leases were purchased from two nonaffiliated leasing companies from which the Company purchases leases. The Company is in the process of collecting these leases through either borrower performance or lease liquidation.

INVESTMENTS

In 1997, the Company's investment portfolio was $57,198,000 or 19.5% of total assets, an increase from $34,664,000 or 13.2% of total assets in 1996, and from $27,428,000 or 12.8% of total assets in 1995. At December 31, 1997, 1996 and 1995, Federal Funds Sold were $35,600,000, $41,300,000 and $30,000,000, respectively. Federal Funds Sold are overnight deposits with other banks. In 1997, the increase in investment securities was due to the transfer of funds from overnight funds to longer term investments that yield a higher rate. In addition, the increase in the investment portfolio was due to deposits growing at a faster pace than loans. In 1996, the increase in investment securities and Federal Funds Sold represent the investment of additional cash as growth in deposits exceeded the growth in loans.

Under Statement of Financial Accounting Standard No. 115 (SFAS 115), investments of a bank in debt and equity securities must be classified in three different categories: "Trading," "Available-for-Sale," and "Held-to-Maturity," and there are different accounting methods for each category. The Company has classified all of its investment securities as either "Available-for-Sale" or "Held-to-Maturity." SFAS 115 requires that any unrealized gain or loss of the "Available-for-Sale" category be reported as an adjustment to the Company's equity capital, even though this gain or loss would only be realized if the investment were actually sold.

If the investment is in the "Held-to-Maturity" category, no unrealized gains or losses need be reported.

The following table summarizes the distribution of the Company's investment securities as of December 31, 1997 and 1996.

INVESTMENTS


                                                                                  GROSS            GROSS
                                                            AMORTIZED          UNREALIZED       UNREALIZED           FAIR
                                                              COST                GAINS           LOSSES             VALUE
                                                           -----------         ----------       -----------       -----------
December 31, 1997 Available-for-sale:
  U.S. Treasury securities and obligations of
    U.S. government agencies                               $38,044,044         $ 26,287         $(28,474)         $38,041,857
                                                           -----------         --------         ---------         -----------
                                                           -----------         --------         ---------         -----------
Held-to-maturity:
  U.S. Treasury securities and obligations of
    U.S. government agencies                                10,751,994           49,638           (1,050)          10,800,582
  Obligations of states and political subdivisions           6,979,317           33,594                 -           7,012,911
  Corporate obligations and other securities                 1,424,875            6,765                 -           1,431,640
                                                           -----------         --------         ---------         -----------
    Total                                                  $19,156,186         $ 89,997         $ (1,050)         $19,245,133
                                                           -----------         --------         ---------         -----------
                                                           -----------         --------         ---------         -----------
December 31, 1996 Available-for-sale:
  U.S. Treasury securities and obligations of
    U.S. government agencies                               $11,405,179         $  5,915         $(36,631)         $11,374,463
                                                           -----------         --------         ---------         -----------
                                                           -----------         --------         ---------         -----------
Held-to-maturity:
  U.S. Treasury securities and obligations of
    U.S. government agencies                                15,720,573          140,302           (1,158)          15,859,717
  Obligations of states and political subdivisions           3,576,412           92,434          (22,159)           3,646,687
  Corporate obligations and other securities                 3,992,185           27,109                 -           4,019,294
                                                           -----------         --------         ---------         -----------
    Total                                                  $23,289,170         $259,845         $(23,317)         $23,525,698
                                                           -----------         --------         ---------         -----------
                                                           -----------         --------         ---------         -----------


As of December 31, 1997, the Company's "Available-for-Sale" category adjustment reflected a net unrealized loss of $1,202 net of taxes, and the approximate market value of the Company's total investment portfolio was $57,287,000, reflecting an unrealized gain of $86,760.

As of December 31, 1996, the Company's "Available-for-Sale" category adjustment reflected a net unrealized loss of $18,000 net of taxes, and the approximate market value of the Company's total investment portfolio was $34,900,000, reflecting an unrealized gain of $206,000.

The Company had investment securities pledged as collateral for certain deposits, typically deposits of government entities of $11,652,000, $10,375,000, and $10,410,000 at December 31, 1997, 1996 and 1995,
respectively.

FUNDING

Total deposits at December 31, 1997, 1996 and 1995 were $266,931,000, $237,892,000 and $193,296,000, an increase of $29,039,000 or 12.2% during
1997 and $44,596,000 or 23.1% during 1996. Average total deposits were $247,899,000 in 1997, $202,710,000 in 1996 and $177,203,000 in 1995. The
increase in deposits in 1997 and 1996 reflects both normal growth and the acquisition of deposits resulting from branch consolidations and closings in the Company's market area by large statewide banks. In addition, 1997 reflects deposits gained from a newly opened branch. Average deposits in time certificates increased from $52,246,000 in 1995 to $68,959,000 or 31.99% in 1996, and to $93,322,000 or 35.3% in 1997. The increase in 1996 primarily reflects the acquisition of new deposits, and depositors shifting funds from other interest-bearing accounts at the Company to higher yielding time certificates. The Company has been able to attract deposits by providing interest rates on deposits competitive with other financial institutions in its market area.

The table below sets forth information for the last three fiscal years regarding the Company's average deposits and the average rate paid on each of the deposit categories.

AVERAGE DEPOSITS


                                                1997                       1996                       1995
                                       -------------------        -------------------        -------------------
                                       AVERAGE                    AVERAGE                     AVERAGE
                                       BALANCE        RATE        BALANCE        RATE         BALANCE        RATE
                                       -------        ----        -------        ----         -------        ----
                                                                (DOLLARS IN THOUSANDS)
Demand, noninterest-bearing            $49,283           -        $40,128           -          $35,864          -
Demand, savings, and
  money market, interest-bearing       104,673        3.73%        92,765        3.80%          87,893        3.65%
Time certificates                       93,322        5.74%        68,959        5.64%          52,246        5.82%


The remaining maturities of the Company's certificates of deposit in amounts of $100,000 or more, including public time deposits, as of December 31, 1997, are indicated in the table. Interest expense on these certificates of deposit totaled $2,187,000 in 1997.

MATURITY OF CERTIFICATES OF DEPOSITS $100,000 OR MORE


                                                 DECEMBER 31, 1997
                                             -----------------------
                                              (DOLLARS IN THOUSANDS)
Three months or less                                   $14,692
Over three months through twelve months                 20,714
Over one year through three years                        3,558
Over three years                                         1,798
                                                       -------
Total                                                  $35,406
                                                       -------
                                                       -------


NONINTEREST INCOME

Noninterest income for 1997 was $5,057,000 an increase of 61.3% and for 1996 was $3,136,000 an increase of 40.8%.

The table below sets forth the components of noninterest income for the years indicated:

NONINTEREST INCOME


                              1997              1996           1995
                            ---------        ---------      ---------
                                      (DOLLARS IN THOUSANDS)

Service charges on
  deposit accounts           $1,009           $  917         $  859
Service charges and
  fees on loans                 572              487            482
Brokered loan fees            1,028              557            348
Gains on sale of OREO            11              240             31
Lease commissions             1,671              271              -
Other                           766              664            507
                             ------           ------         ------
Total                        $5,057           $3,136         $2,227
                             ------           ------         ------
                             ------           ------         ------




Service charges and fees on deposit accounts, one of the primary components in noninterest income, increased in 1997 to $1,009,000 or 10.0% over the 1996 amount of $917,000. This additional income was due to increased activity in both years. Loan servicing fees in 1997 were $572,000, and $487,000 in 1996. Brokered loan fees, another primary source of noninterest income, were $1,028,000 in 1997, an increase of 84.7% over 1996, a result of increased business volume in both residential and agricultural mortgage loans and EPI brokered commissions. Brokered loan fees in 1996 were $557,000, an increase of 60% over 1995. This was the result of a higher volume of residential and agricultural mortgage loans sold into the secondary market, the sale of a significant portion of these loans on a servicing released basis, and EPI brokered commission income. In 1997, the Company's gain on sale of OREO was $11,184 versus $240,000 in 1996. In both years, the gain on sale of OREO reflects the market value compared to the book value of the real estate property at the time the asset was sold.

Lease commissions increased to $1,671,000 or 519% over 1996 commissions of $271,000. This increase was due to a higher volume of leases by the Bank's subsidiary, EPI. The Bank purchased EPI in October 1996, therefore, commissions income was reported for three months in 1996 compared to twelve months of income in 1997.

NONINTEREST EXPENSE

                                                 1997
                                  -----------------------------------
                                                        PERCENTAGE
                                                        OF AVERAGE
                                    AMOUNT            EARNING ASSETS
                                  ----------       ------------------
                                        (DOLLARS IN THOUSANDS)

Salaries and benefits               $ 7,768                3.86%
Occupancy                               735                0.37%
Equipment                             1,293                0.64%
Advertising and promotion               370                0.18%
Stationery and supplies                 310                0.15%
Telephone expense                       395                0.20%
Directors fees                          219                0.11%
Other                                 2,492                1.24%
                                    -------                -----
Total                               $13,582                6.75%
                                    -------                -----
                                    -------                -----


                                                1996
                                  -----------------------------------

Salaries and benefits             $ 5,513                2.74%
Occupancy                             572                0.28%
Equipment                             998                0.50%
Advertising and promotion             342                0.17%
Stationery and supplies               253                0.13%
Telephone expense                     236                0.12%
Directors fees                        391                0.19%
Other                               1,964                0.97%
                                  -------                -----
Total                             $10,269                5.10%
                                  -------                -----
                                  -------                -----


                                                         CONTINUED ON NEXT PAGE

NONINTEREST EXPENSE CONTINUED

                                                 1995
                                  -----------------------------------
                                                        PERCENTAGE
                                                        OF AVERAGE
                                    AMOUNT            EARNING ASSETS
                                  ----------       ------------------
                                        (DOLLARS IN THOUSANDS)
Salaries and benefits                $4,673                2.67%
Occupancy                               598                0.34%
Equipment                               791                0.45%
Advertising and promotion               286                0.16%
Stationery and supplies                 212                0.12%
Telephone expense                       184                0.11%
Directors fees                          300                0.17%
Other                                 1,893                1.08%
                                     ------                -----
Total                                $8,937                5.10%
                                     ------                -----
                                     ------                -----


NONINTEREST EXPENSE

Noninterest expense for 1997 of $13,582,000 increased by 32.3% as compared to $10,269,000 in 1996, or an increase of 14.9%. Salaries and employee benefits of $7,768,000 in 1997, $5,513,000 in 1996 and $4,673,000 in 1995 represent increases of 40.9% and 17.98% in 1997 and 1996, respectively. The increase in 1997 reflects salary and benefit expense for a full twelve months for EPI Leasing, which was acquired by the Bank in October 1996. This increase in 1997 over 1996 amounted to approximately $1,100,000. The increase in 1996 reflects an increase in employment to accommodate the growth in the Company's asset size and the addition of 17 employees upon the acquisition of EPI in October 1996.

In addition, the Bank recognized an increase in salaries due to commissions paid to its real estate sales staff. The Bank recognized a substantial volume increase in real estate mortgage refinancing, which in turn increased income to the Bank and commissions paid to generate that increased volume. The Bank also restructured its salaries to a level that is competitive with other banks in its operating areas.

INCOME TAXES

The provision (benefit) for income taxes was ($413,000) in 1997, $2,207,000 in 1996 and $2,036,000 in 1995. The Company's effective tax rate was (71.9)% for 1997, 39.4% for 1996 and 39.9% for 1995.

CAPITAL

Despite a small loss for the year, the Company is well capitalized as defined by federal banking agencies, with a Total Risk-Based Capital ratio of 10.25%. The Company maintained this level of capitalization while shareholders' equity decreased by $516,000 or (2.0)% to $21,370,000 in 1997 and increased by $3,011,000 or 15.95% to $21,886,000 in 1996, after paying cash dividends of $.42 and $.40 per share in 1997 and 1996, respectively.

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

The risk-based and leverage-capital ratios for the Company and the Bank at December 31, 1997, are set forth below. Both the Company and the Bank exceed the minimum capital requirements.

CAPITAL RATIO
RISK-BASED CAPITAL RATIO AS OF DECEMBER 31, 1997


                                                                      COMPANY                                    BANK
                                                           AMOUNT                RATIO               AMOUNT                  RATIO
                                                         -----------          ----------          -----------             ---------
                                                                                   (DOLLARS IN THOUSANDS)

Tier 1 Capital                                              $ 21,151               8.99%            $ 21,040                  8.96%
Tier 1 Capital minimum requirement                             9,413               4.00%               9,390                  4.00%
                                                            --------              ------            --------                 ------
Excess                                                      $ 11,738               4.99%            $ 11,650                  4.96%
                                                            --------              ------            --------                 ------
                                                            --------              ------            --------                 ------
Total Capital                                                 24,124              10.25%              24,006                 10.23%
Total Capital minimum requirement                             18,826               8.00%              18,780                  8.00%
                                                            --------              ------            --------                 ------
Excess                                                      $  5,298               2.25%            $  5,226                  2.23%
                                                            --------              ------            --------                 ------
                                                            --------              ------            --------                 ------
Risk-adjusted assets                                        $235,330                                $234,750
                                                            --------                                --------
                                                            --------                                --------
LEVERAGE CAPITAL RATIO

Tier 1 Capital to quarterly average total assets            $ 21,151               7.43%            $ 21,040                  7.40%
Minimum leverage requirement                                  11,384               4.00%              11,377                  4.00%
                                                            --------              ------            --------                 ------
Excess                                                      $  9,767               3.43%            $  9,663                  3.40%
                                                            --------              ------            --------                 ------
                                                            --------              ------            --------                 ------

Total quarterly average assets                              $284,598                                $284,423
                                                            --------                                --------
                                                            --------                                --------


INFLATION

It is Management's opinion that the effects of inflation on the Company's financial statements for the years ended December 31, 1997, 1996 and 1995 are not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF CALIFORNIA INDEPENDENT BANCORP:

WE HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEETS OF CALIFORNIA INDEPENDENT BANCORP (A CALIFORNIA CORPORATION) AND SUBSIDIARIES AS OF DECEMBER 31, 1997 AND 1996, AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, CHANGES IN SHAREHOLDERS' EQUITY AND CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDITS.

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

IN OUR OPINION, THE FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES AS OF DECEMBER 31, 1997 AND 1996, AND THE RESULTS OF THEIR OPERATIONS AND THEIR CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997, IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

/s/ Arthur Andersen LLP

SACRAMENTO, CALIFORNIA

FEBRUARY 13, 1998

CONSOLIDATED FINANCIAL STATEMENTS

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1997 AND 1996

                                                                                                     1997                 1996
                                                                                               --------------        --------------
ASSETS

Cash and due from banks                                                                          $ 18,425,047          $ 22,927,881
Federal funds sold                                                                                 35,600,000            41,300,000
                                                                                                 ------------          ------------
    Cash and cash equivalents                                                                      54,025,047            64,227,881

Investment securities held-to-maturity                                                             19,156,186            23,289,170
Investment securities available-for-sale                                                           38,041,857            11,374,463
                                                                                                 ------------          ------------
    Total investments                                                                              57,198,043            34,663,633

Loans and leases                                                                                  131,673,564           134,574,987
Loans held-for-sale                                                                                36,113,988            16,524,635
  Less - allowance for loan and lease losses                                                       (5,514,299)           (4,052,783)
                                                                                                 ------------          ------------
    Net loans                                                                                     162,273,253           147,046,839

Premises and equipment, net                                                                         8,177,800             7,420,387
Interest receivable                                                                                 2,670,933             2,213,083
Other real estate owned                                                                               917,535             1,081,620
Other assets                                                                                        6,266,985             5,948,888
                                                                                                 ------------          ------------
    Total assets                                                                                 $291,529,596          $262,602,331
                                                                                                 ------------          ------------
                                                                                                 ------------          ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                                                            $ 62,224,350          $ 55,117,230
  Interest-bearing                                                                                204,706,508           182,775,038
                                                                                                 ------------          ------------
    Total deposits                                                                                266,930,858           237,892,268

Interest payable                                                                                    1,814,197             1,406,031
Other liabilities                                                                                   1,414,227             1,417,852
                                                                                                 ------------          ------------
    Total liabilities                                                                             270,159,282           240,716,151
                                                                                                 ------------          ------------
COMMITMENTS

Shareholders' equity:
  Common stock, no par value-
    Authorized -- 20,000,000 shares
    Issued and outstanding -- 1,651,131 shares in 1997
      and 1,623,336 shares in 1996                                                                 13,587,419            11,088,190
Retained earnings                                                                                   7,864,097            10,935,806
Debt guarantee of ESOP                                                                                (80,000)             (120,000)
Net unrealized gain (loss) on securities available-for-sale                                            (1,202)              (17,816)
                                                                                                 ------------          ------------
    Total shareholders' equity                                                                     21,370,314            21,886,180
                                                                                                 ------------          ------------

Total liabilities & shareholders' equity                                                         $291,529,596          $262,602,331
                                                                                                 ------------          ------------
                                                                                                 ------------          ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                 1997               1996            1995
                                                            ---------------    --------------   --------------
INTEREST INCOME
Interest and fees on loans and leases                       $    19,231,028    $   17,226,138   $   16,160,409
Interest on investments-
  Taxable interest income                                         2,313,613         1,591,086        1,823,710
  Nontaxable interest income                                        274,620           274,808          313,293
Interest on federal funds sold                                    1,573,312         1,482,801          705,422
                                                            ---------------    --------------   --------------
    Total interest income                                        23,392,573        20,574,833       19,002,834
                                                            ---------------    --------------   --------------

INTEREST EXPENSE
Interest on deposits                                              9,264,853         7,415,738        6,253,291
Interest on other borrowings                                         23,841            33,160           63,303
                                                            ---------------    --------------   --------------
    Total interest expense                                        9,288,694         7,448,898        6,316,594
                                                            ---------------    --------------   --------------
    Net interest income                                          14,103,879        13,125,935       12,686,240

PROVISION FOR LOAN LOSSES                                         6,153,000           385,000          875,000
                                                            ---------------    --------------   --------------
    Net interest income after provision for loan losses           7,950,879        12,740,935       11,811,240
                                                            ---------------    --------------   --------------
NONINTEREST INCOME

Service charges on deposit accounts                               1,008,691           917,466          859,329
Lease commissions                                                 1,670,636           271,070                -
Brokered loan fees                                                1,028,550           557,007          347,466
Other                                                             1,349,407         1,390,880        1,020,172
                                                            ---------------    --------------   --------------
    Total noninterest income                                      5,057,284         3,136,423        2,226,967
                                                            ---------------    --------------   --------------
NONINTEREST EXPENSE

Salaries and employee benefits                                    7,768,328         5,512,769        4,672,500
Occupancy expense                                                   734,772           572,532          598,127
Furniture and equipment expense                                   1,293,088           998,145          791,141
Other                                                             3,786,305         3,186,083        2,874,717
                                                            ---------------    --------------   --------------
    Total noninterest expense                                    13,582,493        10,269,529        8,936,485
                                                            ---------------    --------------   --------------

    Income (loss) before provision for income taxes                (574,330)        5,607,829        5,101,722

PROVISION (BENEFIT) FOR INCOME TAXES                               (412,900)        2,206,778        2,036,000
                                                            ---------------    --------------   --------------

NET INCOME (LOSS)                                           $      (161,430)   $    3,401,051   $    3,065,722
                                                            ---------------    --------------   --------------
                                                            ---------------    --------------   --------------
PER SHARE AMOUNTS

Basic earnings per share                                    $        (0.10)    $         2.20    $        1.93
                                                            ---------------    --------------   --------------
                                                            ---------------    --------------   --------------

Diluted earnings per share                                  $         (0.10)   $         2.07    $        1.80
                                                            ---------------    --------------   --------------
                                                            ---------------    --------------   --------------

Cash dividends per common share and common share equivalent $           .42    $          .40   $          .39
                                                            ---------------    --------------   --------------
                                                            ---------------    --------------   --------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        1,577,249         1,638,996        1,710,948
                                                            ---------------    --------------   --------------
                                                            ---------------    --------------   --------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

CONSOLIDATED FINANCIAL STATEMENTS

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

---------------------------------------------------------------------------------------------------------------------------------
                                                                                           DEBT            NET
                                                                                        GUARANTEE       UNREALIZED
                                                                                            OF         GAIN/(LOSS)
                                                                                         EMPLOYEE          ON
                                                       COMMON STOCK                        STOCK       SECURITIES
                                                ------------------------    RETAINED     OWNERSHIP      AVAILABLE-
                                                  SHARES       AMOUNT       EARNINGS       PLAN         FOR-SALE        TOTAL
                                                ---------   -----------  ------------   -----------    -----------  -----------
BALANCE DECEMBER 31, 1994                       1,361,116   $ 7,879,247   $ 8,533,365     $       -     $(159,419)  $16,253,193

5% stock dividend with cash paid
  in lieu of fractional shares                     67,610     1,267,687    (1,276,762)            -             -        (9,075)
ESOP loan                                               -             -             -      (200,000)            -      (200,000)
Reduction of ESOP debt                                  -             -             -        40,000             -        40,000
Options exercised                                  19,487        40,424             -             -             -        40,424
Shares surrendered from exercise of options        (1,325)      (25,837)            -             -             -       (25,837)
Tax benefit arising from exercise of
  nonqualified stock options and
  disqualifying dispositions                            -       142,320             -             -             -       142,320
Cash dividends                                          -             -      (615,787)            -             -      (615,787)
Change in net unrealized gain on
  securities held as available-for-sale                 -             -             -             -       184,409       184,409
Net income                                              -             -     3,065,722             -             -     3,065,722
                                                ---------   -----------  ------------   -----------    -----------  -----------

BALANCE DECEMBER 31, 1995                       1,446,888   $ 9,303,841   $ 9,706,538     $(160,000)    $  24,990   $18,875,369

5% stock dividend with cash paid
  in lieu of fractional shares                     72,050     1,513,050    (1,523,842)            -             -       (10,792)
Reduction of ESOP debt                                  -             -             -        40,000             -        40,000
Options exercised                                  28,253        60,218             -             -             -        60,218
Shares surrendered from exercise of options        (1,159)      (25,208)            -             -             -       (25,208)
Tax benefit arising from exercise of
  nonqualified stock options and
  disqualifying dispositions                            -       236,289             -             -             -       236,289
Cash dividends                                          -             -      (647,941)            -             -      (647,941)
Change in net unrealized loss on
  marketable equity securities                          -             -             -             -       (42,806)      (42,806)
Net income                                              -             -     3,401,051             -             -     3,401,051
                                                ---------   -----------  ------------   -----------    -----------  -----------

BALANCE DECEMBER 31, 1996                       1,546,032   $11,088,190   $10,935,806     $(120,000)    $ (17,816)  $21,886,180

5% stock dividend with cash paid
  in lieu of fractional shares                     77,304     2,203,164    (2,218,649)            -             -       (15,485)
Reduction of ESOP debt                                  -             -             -        40,000             -        40,000
Options exercised                                  29,857        41,175             -             -             -        41,175
Shares surrendered from exercise of options        (2,062)      (57,957)            -             -             -       (57,957)
Tax benefit arising from exercise of
  nonqualified stock options and
  disqualifying dispositions                            -       312,847             -             -             -       312,847
Cash dividends                                          -             -      (691,630)            -             -      (691,630)
Change in net unrealized gain on
  marketable equity securities                          -             -             -             -        16,614        16,614
Net income                                              -             -      (161,430)            -             -      (161,430)
                                                ---------   -----------  ------------   -----------    -----------  -----------

BALANCE DECEMBER 31, 1997                       1,651,131   $13,587,419   $ 7,864,097     $ (80,000)    $  (1,202)  $21,370,314
                                                ---------   -----------  ------------   -----------    -----------  -----------
                                                ---------   -----------  ------------   -----------    -----------  -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                   1997           1996           1995
                                                                              -------------  ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                             $   (161,430)  $  3,401,051   $  3,065,722
Adjustments to reconcile net income to net cash
  provided by operating activities-
    Depreciation and amortization                                                  975,178        776,561        687,353
    Provision for losses on other real estate owned                                 80,389         97,823        178,506
    Provision for loan losses                                                    6,153,000        385,000        875,000
    Provision for deferred taxes                                                (1,067,925)      (103,192)      (204,521)
    Investment security (gains) losses, net                                         46,250         (3,470)        12,316
    Gain on sale of loans                                                                0        (80,952)      (142,270)
    (Gain) loss on sale of real estate properties, net                             (11,363)      (240,358)         4,218
    Origination of loans held-for-sale                                         (13,160,500)   (10,854,337)   (19,818,618)
    Proceeds from loan sales                                                    12,879,500     28,297,103     20,858,358
(Increase) decrease in assets-
    Interest receivable                                                           (457,850)      (942,215)       751,854
    Other assets                                                                   799,828        376,548     (4,329,745)
Increase (decrease) in liabilities-
    Interest payable                                                               408,166         75,954        789,561
    Other liabilities                                                               36,375        383,667        101,212
                                                                              -------------  ------------   -------------
      Net cash provided by operating activities                                  6,469,618     21,569,183      2,828,946
                                                                              -------------  ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES

Net increase (decrease) in loans                                                 7,202,650     (6,956,353)    (1,130,175)
Purchase of loans held-for-sale                                                (28,445,574)   (33,967,000)             -
Purchase of securities held-to-maturity                                        (15,440,977)   (11,841,055)   (14,561,000)
Purchase of securities available-for-sale                                      (30,986,075)    (7,760,490)    (3,315,591)
Proceeds from maturity of securities held-to-maturity                           19,538,000     10,326,530      6,658,000
Proceeds from sales and maturities of securities available-for-sale              4,325,006      2,000,000     16,771,301
Proceeds from sales of other real estate owned                                     239,569        489,246      1,370,253
Purchases of premises and equipment                                             (1,732,591)    (1,803,261)      (954,625)
                                                                              -------------  ------------   -------------
    Net cash provided by (used for) investing activities                       (45,299,992)   (49,512,383)     4,838,163
                                                                              -------------  ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in noninterest-bearing deposits                                  $  7,107,120   $ 11,290,397   $  1,334,920
Net increase in interest-bearing deposits                                       21,931,470     33,305,414     16,849,335
Cash dividends                                                                    (691,630)      (647,941)      (615,787)
Stock options exercised                                                            296,065        271,299        156,907
Cash paid in lieu of fractional shares                                             (15,485)       (10,792)        (9,075)
                                                                              -------------  ------------   -------------
    Net cash provided by financing activities                                   28,627,540     44,208,377     17,716,300
                                                                              -------------  ------------   -------------
    Net increase (decrease) in cash and cash equivalents                       (10,202,834)    16,265,177     25,383,409
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    64,227,881     47,962,704     22,579,295
                                                                              -------------  ------------   -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                        $ 54,025,047   $ 64,227,881   $ 47,962,704
                                                                              -------------  ------------   -------------
                                                                              -------------  ------------   -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for-
  Interest expense                                                            $  8,969,709   $  7,352,690   $  5,463,729
  Income taxes                                                                     988,234      1,889,000      2,010,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
Debt guarantee of ESOP                                                        $    (40,000)  $    (40,000)  $    160,000
Net unrealized gain (loss) on securities held as
  available-for-sale (net of taxes)                                                 16,614        (42,806)       184,409
Tax benefit arising from exercise of nonqualified
  stock options and disqualifying dispositions                                     312,847        236,289        142,320
Stock dividends                                                                  2,203,164      1,513,050      1,267,687
Increase in other real estate owned as a result of foreclosure                     144,510        463,196        939,482

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

CONSOLIDATED FINANCIAL STATEMENTS

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of California Independent Bancorp and Subsidiaries (the Company) conform with generally accepted accounting principles and general practice within the banking industry. The more significant of these policies applied in the preparation of the accompanying financial statements are discussed below.

PRINCIPLES OF CONSOLIDATION-

The accompanying financial statements include the accounts of California Independent Bancorp (CIB) and its wholly-owned subsidiary, Feather River State Bank (the Bank) and its wholly-owned subsidiary, EPI Leasing Company, Inc. Significant intercompany transactions and balances have been eliminated in consolidation.

NATURE OF OPERATIONS-

CIB is a California corporation and the bank holding company for Feather River State Bank (FRSB), located in Yuba City, California. The Bank was incorporated as a California state banking corporation on December 1, 1976, and commenced operations on April 6, 1977. The Company was incorporated on October 28, 1994, and became the holding company for FRSB on May 2, 1995. The Bank engages in a broad range of financial services activities, and its primary market is located in the northern Sacramento Valley, with a total of seven branches. In addition, the Bank operates four loan production offices, emphasizing residential mortgage and agricultural lending and one lease production office through EPI Leasing Company, Inc. The primary source of income for the Bank is from lending activities, including commercial, agricultural, real estate and consumer/installment loans and leases.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS-

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS-

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

INVESTMENT SECURITIES-

The Bank classifies its investments as either "Held-to-Maturity" or "Available-for-Sale."

Securities that the Bank has the positive intent and ability to hold to maturity are classified as "Held-to-Maturity" and accounted for at amortized cost in the Consolidated Balance Sheets.

Other securities for which the Bank does not have the positive intent or ability to hold to maturity are classified under the balance sheet caption "Available-for-Sale" and are reported at their fair values, with unrealized gains and losses reported on a net-of-tax basis as a separate component of shareholders' equity. Fair values are based on quoted market prices or broker or dealer price quotations on a specific identification basis. Certain economic factors could cause the Bank to sell some of these securities prior to maturity. Such factors include significant movements in interest rates and significant changes in liquidity demands. Gains or losses on sale of investment securities are computed using the specific identification method.

LOANS-

Loans are stated at the principal amount outstanding less applicable unearned interest income.

A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the recorded amount of the loan in the balance sheets is based on the present value of expected future cash flows discounted at the loan's effective interest rate, or on the observable or estimated market price of the loan, or the fair value of the collateral if the loan is collateral dependent. Income on impaired loans is recognized in accordance with the Bank's accounting for loans placed on a nonaccrual status. Cash payments are first applied as a reduction of the principal balance until collectibility of the remaining principal and interest can be reasonably assured. Thereafter, interest income is recognized as it is collected in cash.

LOANS HELD-FOR-SALE-

The Bank originates mortgage loans on residential and farm properties that it sells into the secondary market to divest itself of the interest rate risk associated with these primarily fixed-interest rate products. The Bank accounts for these loans at the lower of cost or net realizable value.

As of January 1, 1997, the Bank adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers of Financial Assets and Extinguishment of Liabilities." This statement requires, under certain circumstances, entities to recognize as a separate asset an amount related to the right to service mortgage loans. The adoption of this statement had an immaterial impact on the Company's financial position and results of operations.

SALES AND SERVICING OF SBA LOANS-

The Bank originates loans to customers under the Small Business Administration (SBA) program that generally provides for SBA guarantees of 70% to 90% of each loan. The Bank generally maintains these loans in its portfolio, but occasionally sells the guaranteed portion of each loan to a third party and retains the unguaranteed portion in its own portfolio. The Bank may be required to refund a portion of the sales premium received, if the borrower defaults or the loan prepays within 90 days of the settlement date. At December 31, 1997, the Bank had received no premiums subject to such recourse. A gain is recognized on the sale of SBA loans through collection on sale of a premium over the adjusted carrying value, through retention of an ongoing rate differential less a normal service fee (excess servicing fee) between the rate paid by the borrower to the Buyer and the rate paid by the Bank to the purchaser, or both.

To calculate the gain (or loss) on the sale, the Bank's investment in an SBA loan is allocated among the retained portion of the loan, the excess servicing retained and the sold portion of the loan, based on the relative fair market value of each portion. The gain (or loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan. The excess servicing fees are reflected as an asset that is amortized over an estimated life using a method approximating the level yield method; in the event future prepayments exceed Management's estimates and future expected cash flows are inadequate to cover the unamortized excess servicing asset, additional amortization would be recognized. In its calculation of excess servicing fees, the Bank is required to estimate a "normal" servicing fee. The Bank uses the contractual rate of 100 basis points as its estimate of a normal servicing fee.

ALLOWANCE FOR LOAN LOSSES-

The allowance for loan losses is maintained at a level considered adequate by Management to provide for losses that can be reasonably anticipated. Accordingly, loan losses are charged to the allowance for loan losses and recoveries are credited to it. The provision for loan losses charged to operating expense is based upon past loan loss experience, loan impairment and estimates of potential losses which, in Management's judgment, deserve current recognition. Other factors considered by Management include growth, composition and overall quality of the loan portfolio, reviews of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. This evaluation process requires the use of current estimates that may vary from the ultimate losses experienced in the future. The estimates are reviewed periodically, and adjustments, as they become necessary, are charged to operations in the period in which they become known.

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

Loans are generally placed on nonaccrual status when they are 90 days past due as to either interest or principal or are otherwise determined to be impaired. At that time, any accrued but uncollected interest is reversed, and additional income is recorded on a cash basis as payments are received. However, loans that are well-secured and in the process of collection may not be placed on nonaccrual status, at the discretion of Management. A nonaccrual loan may be restored to an accrual basis when interest and principal payments are current and prospects for future payments are no longer in doubt.

DEPRECIATION AND AMORTIZATION-

Bank premises and equipment are stated at cost, less accumulated depreciation. Depreciation on premises, furniture, fixtures and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 31.5 years. Leasehold improvements are amortized using the straight-line method over the asset's useful life or the term of the lease, whichever is shorter. Expenditures for major renewals and improvements of bank premises and equipment are capitalized, and those for maintenance and repairs are charged to expense as incurred.

CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES-

Income taxes reported in the financial statements are computed at current tax rates, including deferred taxes resulting from temporary differences in the recognition of items for tax and financial reporting purposes.

The Bank records income taxes for financial statement purposes using the liability or balance sheet method, under which the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities. Under this method, the computation of the net deferred tax asset or liability gives current recognition to changes in tax laws and rates.

FINANCIAL ACCOUNTING PRONOUNCEMENTS-

In February 1997, the Financial Accounting Standards Board (the FASB) issued SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The statement is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement for all periods presented. The implementation of this statement did not have a material effect on the Bank's reported financial position or net income in 1997.

RECLASSIFICATIONS-

Certain reclassifications have been made to amounts previously reported to conform with current presentation methods. Such reclassifications have no effect on net income or shareholders' equity previously reported.

(2) INVESTMENT SECURITIES:

As of December 31, 1997, 1996, and 1995, the Bank's equity capital reflected a net unrealized gain (loss), net of applicable taxes, of $(1,202), $(17,816), and $24,990, respectively.

The amortized cost and approximate fair value of investments in debt securities and other investments at December 31, 1997 and 1996 are as follows:

                                                                        GROSS           GROSS
                                                       AMORTIZED      UNREALIZED      UNREALIZED      FAIR
                                                         COST           GAINS           LOSSES        VALUE
                                                      -----------     ----------      ----------   -----------
DECEMBER 31, 1997

Available-for-sale:
  U.S. Treasury securities and obligations of
    U.S. government agencies                          $38,044,044       $ 26,287       ($28,474)   $38,041,857
                                                      -----------     ----------      ----------   -----------
                                                      -----------     ----------      ----------   -----------

Held-to-maturity:
  U.S. Treasury securities and obligations of
    U.S. government agencies                           10,751,994         49,638         (1,050)    10,800,582
Obligations of states and political subdivisions        6,979,317         33,594              -      7,012,911
Corporate obligations and other securities              1,424,875          6,765              -      1,431,640
                                                      -----------     ----------      ----------   -----------
Total                                                 $19,156,186       $ 89,997      $  (1,050)   $19,245,133
                                                      -----------     ----------      ----------   -----------
                                                      -----------     ----------      ----------   -----------

DECEMBER 31, 1996

Available-for-sale:
  U.S. Treasury securities and obligations of
    U.S. government agencies                          $11,405,179      $   5,915       $(36,631)   $11,374,463
                                                      -----------     ----------      ----------   -----------
                                                      -----------     ----------      ----------   -----------

Held-to-maturity:
  U.S. Treasury securities and obligations of
    U.S. government agencies                           15,720,573        140,302         (1,158)    15,859,717
Obligations of states and political subdivisions        3,576,412         92,434        (22,159)     3,646,687
Corporate obligations and other securities              3,992,185         27,109              -      4,019,294
                                                      -----------     ----------      ----------   -----------
  Total                                               $23,289,170       $259,845       $(23,317)   $23,525,698
                                                      -----------     ----------      ----------   -----------
                                                      -----------     ----------      ----------   -----------

The following table shows the amortized cost and estimated fair value of investment securities by contractual maturity at December 31, 1997 and 1996. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         HELD-TO-MATURITY            AVAILABLE-FOR-SALE
                                                     ---------------------------   ---------------------------
                                                       AMORTIZED        FAIR        AMORTIZED         FAIR
                                                         COSTS          VALUE          COSTS          VALUE
                                                     ------------   ------------   ------------   ------------
DECEMBER 31, 1997

Within one year                                      $  6,989,727   $  7,050,447   $  4,029,126   $  4,010,715
After one but within five years                         9,779,637      9,797,932     20,100,415     20,093,534
After five but within ten years                         2,386,822      2,396,754     13,914,502     13,937,608
                                                     ------------   ------------   ------------   ------------
    Total                                            $ 19,156,186   $ 19,245,133   $ 38,044,043   $ 38,041,857
                                                     ------------   ------------   ------------   ------------
                                                     ------------   ------------   ------------   ------------

DECEMBER 31, 1996

Within one year                                      $  6,833,079   $  6,880,248   $  1,833,086   $  1,833,123
After one but within five years                        16,060,091     16,214,010      6,119,299      6,111,175
After five but within ten years                           396,000        431,440      3,452,794      3,430,165
                                                     ------------   ------------   ------------   ------------
    Total                                            $ 23,289,170   $ 23,525,698   $ 11,405,179   $ 11,374,463
                                                     ------------   ------------   ------------   ------------
                                                     ------------   ------------   ------------   ------------

Net gains (losses) from sales of "Available-for-Sale" investment securities during 1997, 1996, and 1995 were $46,250, $3,470, and $(12,316), respectively. Gross gains of $46,250, $3,470, and $3,000, and gross losses of $0, $0, and $15,316, were realized on those sales in 1997, 1996, and 1995, respectively.

Investment securities pledged as collateral for certain deposits amounted to $11,651,809 and $10,374,814 at December 31, 1997 and 1996, respectively.

(3) LOANS:

Loans outstanding are summarized as follows:

                                           DECEMBER 31,
                                   ----------------------------
                                        1997           1996
                                   -------------  -------------
Commercial and agricultural        $  79,384,520  $  71,527,482
Real Estate construction              23,927,538     29,916,204
Real Estate mortgage                  28,032,552     28,564,640
Consumer                               1,956,254      2,983,939
Lease financing                       33,465,023     15,892,783
Other                                  1,021,665      2,214,574
                                   -------------  -------------
    Totals                          $167,787,552   $151,099,622
                                   -------------  -------------
                                   -------------  -------------

Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $7,585,000 and $845,832 at December 31, 1997 and 1996, respectively. This represents the total recorded investment in impaired loans. The allowance for loan losses was allocated to these impaired loans totaled $1,907,950 and $200,601 as of December 31, 1997 and 1996, respectively. For income reporting purposes, impaired loans are placed on a nonaccrual status. This is more fully discussed in Note 1. The average balance of impaired loans during 1997 was $5,665,437. Interest income recorded on those loans during 1997 was $642,203. Foregone interest on loans placed on nonaccrual status was $982,125 and $42,783 as of December 31, 1997 and 1996, respectively.

Changes in the allowance for loan losses are summarized as follows:

                                              YEAR ENDED DECEMBER 31,
                                     -----------------------------------------
                                         1997           1996           1995
                                     -----------     ----------     ----------
 Balance, beginning of year          $ 4,052,783     $3,910,970     $3,287,663
 Provision                             6,153,000        385,000        875,000
 Loans charged-off                    (4,718,424)      (327,357)      (554,514)
 Recoveries on loans previously
   charged-off                            26,940         84,170        302,821
                                     -----------     ----------     ----------
 Balance, end of year                $ 5,514,299     $4,052,783     $3,910,970
                                     -----------     ----------     ----------
                                     -----------     ----------     ----------

(4) PREMISES AND EQUIPMENT:

A summary of premises and equipment follows:

                                            DECEMBER 31,
                                     --------------------------
                                         1997           1996
                                     -----------    -----------
 Land                                $ 1,432,957    $ 1,432,957
 Bank premises and improvements        5,868,922      5,415,175
 Furniture, fixtures and equipment     5,785,116      4,555,933
                                     -----------    -----------
                                      13,086,995     11,404,065
 Less accumulated depreciation and
   amortization                       (4,909,195)    (3,983,678)
                                     -----------    -----------
                                     $ 8,177,800    $ 7,420,387
                                     -----------    -----------
                                     -----------    -----------

Depreciation and amortization charged to expense was $975,178, $776,561, and $687,353, in 1997, 1996 and 1995, respectively.

CONSOLIDATED FINANCIAL STATEMENTS

(5) DEPOSITS:

A summary of deposit balances follows:

                                           DECEMBER 31,
                                    ---------------------------
                                        1997           1996
                                    ------------   ------------
Demand                              $ 62,224,350   $ 55,117,230
Interest-bearing
  transaction accounts                40,133,001     33,659,296
Savings deposits                      68,789,994     67,755,798
Time deposits                         95,783,513     81,359,944
                                    ------------   ------------
Total deposits                      $266,930,858   $237,892,268
                                    ------------   ------------
                                    ------------   ------------

Certificates of deposit of $100,000 or more, including public time deposits, amounted to approximately $40,761,778 and $33,851,000 at December 31, 1997 and 1996, respectively.

Interest expense on certificates of deposit of $100,000 or more, including public time deposits, amounted to approximately $2,186,861, $1,481,000, and $911,000 in 1997, 1996 and 1995, respectively.

At December 31, 1997, the scheduled maturities of all Certificates of Deposits were as follows:

                                                 DECEMBER 31, 1997
                                               ----------------------
                                               (DOLLARS IN THOUSANDS)
Three months or less                                   $33,273
Over three through twelve months                        49,031
Over one through three years                             9,378
Over three years                                         4,102
                                                       -------
Total                                                  $95,784
                                                       -------
                                                       -------

(6) OTHER NONINTEREST INCOME AND EXPENSE:

The components of other operating income and expense were as follows:

                                                YEAR ENDED DECEMBER 31,
                                          ------------------------------------
                                           1997           1996           1995
                                          ------         ------         ------
                                                (DOLLARS IN THOUSANDS)
Servicing fees on loans                   $  572         $  487         $  482
Gains on sale of OREO                         11            240             31
Other                                        766            664            507
                                          ------         ------         ------
Total other noninterest income            $1,349         $1,391         $1,020
                                          ------         ------         ------
                                          ------         ------         ------

Advertising and promotion                 $  370         $  342         $  286
Telephone expense                            395            236            184
Stationery and supplies                      310            253            212
Directors' Fees                              219            391            300
Other                                      2,492          1,964          1,893
                                          ------         ------         ------
Total other noninterest expense           $3,786         $3,186         $2,875
                                          ------         ------         ------
                                          ------         ------         ------


(7) INCOME TAXES:

The provision for income taxes consists of the following:

                                              YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                          1997           1996           1995
                                     -----------     ----------     -----------
 Current-
   Federal                           $   592,054     $1,697,811     $1,626,412
   State                                  62,971        612,159        614,109
                                     -----------     ----------     -----------
                                         655,025      2,309,970      2,240,521
                                     -----------     ----------     -----------

 Deferred-
   Federal                              (907,736)       (85,574)      (147,274)
   State                                (160,189)       (17,618)       (57,247)
                                     -----------     ----------     -----------
                                      (1,067,925)      (103,192)      (204,521)
                                     -----------     ----------     -----------
                                     $  (412,900)    $2,206,778     $2,036,000
                                     -----------     ----------     -----------
                                     -----------     ----------     -----------

The effective tax rate and statutory federal income tax rate are reconciled as follows:

                                                 YEAR ENDED DECEMBER 31,
                                           -----------------------------------
                                            1997           1996           1995
                                           -------        ------         ------
Federal statutory income tax rate          (34.0)%        34.0%          34.0%
State franchise taxes, net of Federal
 income tax benefit                         (7.2)          7.4            7.2
Tax-exempt interest                        (21.9)         (2.1)          (1.9)
Corporate dividends received               (15.7)            -              -
Tax reserve adjustment                       6.5             -              -
Other                                        0.4           0.1            0.6
                                           -------        ------         ------
                                           (71.9)%        39.4%          39.9%
                                           -------        ------         ------
                                           -------        ------         ------

The components of the net deferred tax asset of the Bank, recorded in other assets, as of December 31, 1997 and 1996, were as follows:

                                              1997           1996
                                           ----------     ----------
Deferred tax assets-
  Loan losses                              $2,509,072     $1,555,127
  California franchise tax                     29,640        205,355
  Other real estate owned                     131,669        116,441
  Unrealized loss on available-for-sale
    securities                                    875         12,901
Other                                         314,249        182,824
                                           ----------     ----------
Total deferred tax assets                  $2,985,505     $2,072,648
                                           ----------     ----------
                                           ----------     ----------

                                                        CONTINUED ON NEXT PAGE

                                         1997           1996
                                      ----------     ----------
Deferred tax liabilities-
  Depreciation                        $  250,578     $  256,938
  Accretion                              100,838         85,236
                                      ----------     ----------

    Total deferred tax liabilities       351,416        342,174
                                      ----------     ----------

    Net deferred tax asset            $2,634,089     $1,730,474
                                      ----------     ----------
                                      ----------     ----------

The components of the deferred income tax provisions are summarized as follows:

                                             YEAR ENDED DECEMBER 31,
                                    -------------------------------------------
                                         1997           1996           1995
                                    -------------     ----------     ----------
Provisions for possible loan
  losses                            $ (1,019,549)     $ (62,802)     $(242,184)
Interest on non-accrual loans            157,633          6,287        (47,349)
Tax depreciation methods                  (6,360)        (7,589)        52,304
California franchise tax                (175,715)       (53,570)       (24,447)
Other real estate owned                  (15,228)       (54,179)       (37,663)
Accretion                                 15,602         17,661         52,959
Other                                    (24,308)        51,000         41,859
                                    -------------     ----------     ----------
                                    $ (1,067,925)     $(103,192)     $(204,521)
                                    -------------     ----------     ----------
                                    -------------     ----------     ----------


(8) SHAREHOLDERS' EQUITY:

At December 31, 1997, CIB was authorized to issue 20,000,000 shares of no par common stock. Of this amount, 1,651,131 and 1,623,336 shares of common stock were issued and outstanding at December 31, 1997 and 1996, respectively.

One of the principal sources of cash for the Company will be dividends from its subsidiary bank. Banking regulations limit the amount of dividends that may be paid without prior approval of the Company's regulatory agencies to the lesser of retained earnings or the net income of the Company for its last three fiscal years, less any distributions during such period, subject to capital adequacy requirements. At December 31, 1997, the Company had approximately $4,314,633 available for payments of dividends, which would not require the prior approval of the banking regulators under this limitation.

The Bank adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Bank's earnings per share for all prior periods have been restated. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

                               FOR THE YEAR ENDED 1997            FOR THE YEAR ENDED 1996             FOR THE YEAR ENDED 1995
                       ----------------------------------- ----------------------------------- -----------------------------------
                          INCOME       SHARES    PER SHARE   INCOME        SHARES    PER SHARE   INCOME       SHARES     PER SHARE
                       (NUMERATOR) (DENOMINATOR)   AMOUNT  (NUMERATOR) (DENOMINATOR)   AMOUNT  (NUMERATOR) (DENOMINATOR)  AMOUNT
                       ----------- ------------- --------- ----------- ------------- --------- ----------- ------------- ---------
Basic EPS income
 available to common
 stockholders          $(161,430)     1,577,249   $(0.10)  $3,401,051    1,549,095     $2.20   $3,065,722     1,584,598    $1.93

Effect of dilutive
 securities:
  Employee Stock
   Options                     -         82,727        -            -       91,115      0.13            -       115,326     0.13
                       ----------- ------------- --------- ----------- ------------- --------- ----------- ------------- ---------
Diluted EPS income
 available to common
 stockholder           $(161,430)     1,659,976   $(0.10)  $3,401,051    1,640,210     $2.07   $3,065,722     1,699,924    $1.80
                       ----------- ------------- --------- ----------- ------------- --------- ----------- ------------- ---------
                       ----------- ------------- --------- ----------- ------------- --------- ----------- ------------- ---------

CONSOLIDATED FINANCIAL STATEMENTS

In August 1997, the Board of Directors authorized a five percent stock dividend that was distributed on September 12, 1997. The dividend was declared on August 12, 1997, to holders of record on August 29, 1997. The dividend resulted in the issuance of an additional 77,304 shares of common stock. All common stock and per share amounts have been adjusted to reflect the stock dividend.

In August 1996, the Board of Directors authorized a five percent stock dividend that was distributed on September 20, 1996. The dividend was declared on August 13, 1996, to holders of record on August 30, 1996. The dividend resulted in the issuance of an additional 72,050 shares of common stock. All common stock and per share amounts have been adjusted to reflect the stock dividend.

In June 1995, the Board of Directors authorized a five percent stock dividend that was distributed on July 14, 1995. The dividend was declared on June 23, 1995, to holders of record on June 30, 1995. The dividend resulted in the issuance of an additional 67,610 shares of common stock. All common stock and per share amounts have been adjusted to reflect the stock dividend.

(9) DISCLOSURE OF FAIR VALUE OF
FINANCIAL INSTRUMENTS:

CASH AND CASH EQUIVALENTS-

For these short-term instruments, the carrying value is a reasonable estimate of fair value.

INVESTMENTS-

For securities held-for-investment purposes, fair values are based on quoted market prices or dealer quotes. See Note 2 for further discussion.

LOANS-

The fair value of loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for same remaining maturities. The fair value of nonperforming loans is estimated based on allocating specific and general reserves to the various nonperforming loan classifications.

DEPOSIT LIABILITIES-

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

OTHER LIABILITIES-

Other liabilities represent short-term instruments. The carrying amount is a reasonable estimate of fair value.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS-

The fair value of amounts for fees arising from commitments to extend credit, standby letters of credit and financial guarantees written are not material.

The estimated fair values of the Bank's financial instruments at December 31, 1997 and 1996 are as follows:

                                           DECEMBER 31, 1997           DECEMBER 31, 1996
                                     ---------------------------   ---------------------------
                                       CARRYING         FAIR         CARRYING         FAIR
                                        AMOUNT          VALUE         AMOUNT          VALUE
                                     ------------   ------------   ------------   ------------
FINANCIAL ASSETS:
  Cash and cash equivalents          $ 54,025,047   $ 54,025,047   $ 64,227,881   $ 64,227,881
  Investments                          57,198,043     57,286,990     34,663,633     34,900,161
  Loans (net)                         162,273,253    164,503,476    147,046,839    149,780,903
FINANCIAL LIABILITIES:
  Deposits                           $266,930,858   $267,297,159   $237,892,268   $238,285,181
  Interest payable and other
    liabilities                         3,228,424      3,228,424      2,823,883      2,823,883


(10) STOCK OPTIONS:

During 1989, the Bank adopted the Feather River State Bank 1989 Amended and Restated Stock Option Plan. The plan is nonqualified and provides that nonemployee directors and key employees may be granted options to purchase the Company's stock at the fair market value of the shares as determined by the Board of Directors. As of May 1995, all previously granted options to purchase the Bank's stock had been retired and exchanged for options to purchase the Company's stock, on a one-for-one option basis. All granted options must be exercised within the earlier of ten years of the date of grant, or within 30 days of termination of employment, or status as a director. Vesting is determined at the time of grant by the Board of Directors. Current participants vest over five years from date of employment.

During 1996, the Company adopted the California Independent Bancorp 1996 Stock Option Plan (1996 Plan), which sets aside 149,052 shares of no par value common stock of the Company for which options may be granted to key, full-time salaried employees and officers of the Company, as well as non-employee directors of the Company. The exercise price of all options to be granted under the 1996 Plan must be at least 100% of the fair market value of the Company's common stock on the granting date and be paid in full at the time the option is exercised in cash, shares of the Company's common stock with a fair value equal to the purchase price or a combination thereof. Under the 1996 Plan, all options expire no more than ten years after the date of grant.

Federal income tax benefits relating to options exercised under both plans have been credited to shareholders' equity. Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," is effective for transactions entered into for fiscal years beginning after December 15, 1995. This statement defines a fair-value-based method of accounting for stock-based compensation. As permitted by SFAS 123, the Bank accounts for stock options under APB Opinion No. 25, under which no compensation cost is being recognized. If SFAS 123 had been used, no compensation cost would be recognized due to low volatility of stock price.

The following is a summary of stock option transactions with 1996 figures adjusted to reflect the five percent stock dividend:

                                                             DECEMBER 31,
                                                     -------------------------
                                                        1997           1996
                                                     ----------     ----------
Stock options authorized                                448,988        427,608
                                                     ----------     ----------
                                                     ----------     ----------
Stock options granted                                   379,620        333,899
Stock options exercised                                (155,454)      (107,138)
Stock options expired                                      (995)          (948)
                                                     ----------     ----------
Stock options outstanding December 31                   223,171        225,813
                                                     ----------     ----------
                                                     ----------     ----------
Stock options vested December 31                        222,106        225,318
                                                     ----------     ----------
                                                     ----------     ----------
Price per share -
  Options outstanding                                $  5.17 to     $  5.43 to
                                                     $ 27.14        $ 24.75
                                                     ----------     ----------
                                                     ----------     ----------
Price of options exercised                           $  5.17 to     $  5.43 to
                                                     $ 18.62        $ 13.79
                                                     ----------     ----------
                                                     ----------     ----------

(11) PROFIT SHARING PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN:

The Bank formed a 401(k) Qualified Savings Plan (the Plan) effective August 1, 1993. All full-time employees who have reached the age of 21 are eligible to participate beginning on January 1st or July 1st following six months of employment. All eligible employees are 100% vested in their own contributions, which may be any whole percentage of pay between 2% and 12% inclusive. Beginning January 1, 1995, the Bank made annual matching contributions, which were equal to 20% of each employee's elective contributions not exceeding 6% of pay. Contributions are invested with Lincoln National Life Insurance Company under employee directed investment options. The Bank's matching contribution amounted to approximately $35,000 in 1997, $31,912 in 1996 and $27,000 in 1995.

The Bank formed an Employee Stock Ownership Plan (the ESOP) effective January 1, 1988. Effective January 1, 1995, the ESOP was amended to recognize CIB and all of its employees as participants. All employees who have completed six months of service and have reached the age of 21 are eligible to participate in the ESOP. The ESOP provides for annual contributions at the discretion of the Board of Directors. The contributions are allocated based on the participants' compensation for the year. Employees vest ratably in the ESOP over six years. The ESOP borrowed $200,000 from a nonprofit corporation to acquire 9,762 shares of CIB common stock in August 1995. The borrowing is payable in five equal annual installments with interest at prime minus 1/2 percent, which rate was 8% at December 31, 1997. The Bank made contributions to the ESOP of approximately $40,000 in each of the years 1997, 1996 and 1995.

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

The Bank also issues standby letters of credit, which are unconditional commitments to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support construction bonds, private borrowing arrangements, and similar transactions. Most of these guarantees are short-term commitments expiring in 1998 and are not expected to be drawn upon. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral as deemed necessary, as described above.

The contract amount of commitments not reflected on the balance sheet at December 31, 1997, were as follows:

  Loan commitments                                  $71,248,000
  Standby letters of credit                             523,328

CONSOLIDATED FINANCIAL STATEMENTS

The Bank is obligated under a number of noncancellable operating leases for premises and equipment used for banking purposes. Minimum future rental commitments under noncancellable operating leases as of December 31, 1997 were $131,631, $104,014, and $19,058 for the years ended December 31, 1998 through 2000, respectively, and none thereafter. Rent under operating leases was approximately $149,713, $52,487, and $110,070, in 1997, 1996 and 1995,
respectively.

(13) RELATED PARTY TRANSACTIONS:

The Bank has had loan and deposit transactions and has contracted for services with certain officers and directors and the companies with which they are associated. In the opinion of Management and the Board of Directors, all such loans, commitments to lend, and contracts for services were made under terms that are consistent with the Bank's normal policies. Loan transactions with these officers and directors for the years ended December 31, 1997 and 1996, respectively, are as follows:

                                                        1997          1996
                                                    -----------    -----------
Loan balances -
  Beginning of year                                 $ 6,897,469    $ 6,433,373
    Additions                                         8,996,935      4,277,689
    Collections                                      (8,851,205)    (3,813,593)
                                                    -----------    -----------
End of year                                         $ 7,043,199    $ 6,897,469
                                                    -----------    -----------
                                                    -----------    -----------

The Bank had loans outstanding to a director of the Bank and his associates in excess of 5 percent of shareholders' equity. The total principal balance of the loans to this director was approximately $3,914,374 and $3,781,536 at December 31, 1997 and 1996, respectively.

Remodeling work on branches and offices of the Bank was done by directors of the Bank. The Bank paid approximately $442,168, $320,901, and $60,000 for this work in 1997, 1996 and 1995, respectively.

(14) CALIFORNIA INDEPENDENT BANCORP FINANCIAL STATEMENTS (PARENT ONLY):

                                                             DECEMBER 31,
                                                       ------------------------
                                                         1997           1996
                                                       --------       ---------
                                                           (IN THOUSANDS)
BALANCE SHEET-
Assets:
  Cash and due from banks                               $     2        $    63
  Investment in subsidiaries                             22,669         21,662
  Other assets                                              108            161
                                                       --------       ---------
    Total assets                                        $22,779        $21,886
                                                       --------       ---------
                                                       --------       ---------

Liabilities and shareholders' equity:
  Shareholders' equity
    Total shareholders' equity                          $22,779        $21,886
                                                       --------       ---------
    Total liabilities and
      shareholders' equity                              $22,779        $21,886
                                                       --------       ---------
                                                       --------       ---------


                                                             DECEMBER 31,
                                                       ------------------------
                                                         1997           1996
                                                       --------       ---------
                                                           (IN THOUSANDS)
STATEMENTS OF INCOME-
Administrative expense                                  $   116        $   222
Other expense                                                82            104
                                                        -------        --------
Loss before equity in
  net income of subsidiaries                            $   198        $   326

Equity in net income of subsidiaries:
    Distributed                                             958            958
    Undistributed                                           407          2,637
Income tax benefit                                           80            132
                                                        -------        --------
  Net income                                            $ 1,247        $ 3,401
                                                        -------        --------
                                                        -------        --------

-------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
Operating activities:
  Net income                                            $ 1,247        $ 3,401
  Adjustments to reconcile net income to net cash
    provided by operating activities-
      Undistributed equity in net
        income of subsidiaries                             (407)        (2,637)
      Deferred income taxes                                 (80)          (132)
      Decrease (increase) in
        other operating assets                               53            (68)
                                                        -------        --------
      Net cash provided by
        operating activities                            $   813        $   564
                                                        -------        --------
Investing activities:
    Net cash provided by investing activities                 -              -
Financing activities:
  Dividends paid                                           (874)          (530)
                                                        -------        --------
  Net cash used in:
    financing activities                                   (874)          (530)
                                                        -------        --------
  (Decrease) increase in cash
    cash equivalents                                    $   (61)       $    34
  Cash and cash equivalents,
    beginning of year                                        63             29
                                                        -------        --------
  Cash and cash equivalents,
    end of year                                         $     2        $    63
                                                        -------        --------
                                                        -------        --------

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

                                                       1997 QUARTER ENDED (UNAUDITED)
                                         -------------------------------------------------------
                                          MARCH 31       JUNE 30      SEPTEMBER 30   DECEMBER 31
                                         ---------      ---------     ------------   -----------
                                           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income                             $5,473         $5,904         $6,162         $5,854
Interest expense                             2,210          2,360          2,407          2,312
                                         ---------      ---------     ------------   -----------
  Net interest income                        3,263          3,544          3,755          3,542
Provision for loan losses                      (40)        (3,296)             0         (2,817)
                                         ---------      ---------     ------------   -----------
  Net interest income after provision
    for loan losses                          3,223            248          3,755            725
Noninterest income                           1,062          1,094          1,453          1,448
Noninterest expense                          2,958          3,385          3,569          3,670
                                         ---------      ---------     ------------   -----------
Income before income taxes                   1,327         (2,043)         1,639         (1,497)
Provision for income taxes                     510           (850)           651           (724)
                                         ---------      ---------     ------------   -----------
  Net income (loss)                         $  817        $(1,193)        $  988        $  (773)
                                         ---------      ---------     ------------   -----------
                                         ---------      ---------     ------------   -----------
  Basic earnings per share                  $ 0.53        $ (0.76)        $ 0.63        $ (0.50)
                                         ---------      ---------     ------------   -----------
                                         ---------      ---------     ------------   -----------
  Diluted earnings per share                $ 0.51        $ (0.73)        $ 0.60        $ (0.48)
                                         ---------      ---------     ------------   -----------
                                         ---------      ---------     ------------   -----------
  Weighted average shares outstanding    1,546,032      1,552,808      1,571,498      1,637,712

                                                     1996 QUARTER ENDED (UNAUDITED)
                                         -------------------------------------------------------
                                          MARCH 31       JUNE 30      SEPTEMBER 30   DECEMBER 31
                                         ---------      ---------     ------------   -----------
                                           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income                             $4,823         $4,867         $5,311         $5,574
Interest expense                             1,746          1,743          1,884          2,076
                                         ---------      ---------     ------------   -----------
  Net interest income                        3,077          3,124          3,427          3,498
Provision for loan losses                       60             40             80            205
                                         ---------      ---------     ------------   -----------
  Net interest income after provision
    for loan losses                          3,017          3,084          3,347          3,293
Noninterest income                             638            589            677          1,232
Noninterest expense                          2,346          2,360          2,583          2,980
                                         ---------      ---------     ------------   -----------
Income before income taxes                   1,309          1,313          1,441          1,545
Provision for income taxes                     522            526            537            622
                                         ---------      ---------     ------------   -----------
  Net income                                $  787         $  787         $  904         $  923
                                         ---------      ---------     ------------   -----------
                                         ---------      ---------     ------------   -----------
  Basic earnings per share                  $ 0.50         $ 0.51         $ 0.58         $ 0.59
                                         ---------      ---------     ------------   -----------
                                         ---------      ---------     ------------   -----------
  Diluted earnings per share                $ 0.48         $ 0.48         $ 0.55         $ 0.56
                                         ---------      ---------     ------------   -----------
                                         ---------      ---------     ------------   -----------
  Weighted average shares outstanding    1,535,447      1,535,450      1,538,713      1,560,950

                                                      1995 QUARTER ENDED (UNAUDITED)
                                         -------------------------------------------------------
                                          MARCH 31       JUNE 30      SEPTEMBER 30   DECEMBER 31
                                         ---------      ---------     ------------   -----------
                                           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income                             $4,379         $4,774         $4,939         $4,911
Interest expense                             1,395          1,555          1,653          1,714
                                         ---------      ---------     ------------   -----------
  Net interest income                        2,984          3,219          3,286          3,197
Provision for loan losses                      245            255            275            100
                                         ---------      ---------     ------------   -----------
  Net interest income (loss) after
    provision for loan losses                2,739          2,964          3,011          3,097
Noninterest income                             372            422            671            762
Noninterest expense                          2,100          2,218          2,246          2,372
                                         ---------      ---------     ------------   -----------
Income (loss) before income taxes            1,011          1,168          1,436          1,487
Provision for income taxes                     396            462            569            609
                                         ---------      ---------     ------------   -----------
  Net income                                $  615         $  706         $  867         $  878
                                         ---------      ---------     ------------   -----------
                                         ---------      ---------     ------------   -----------
  Basic earnings per share                  $ 0.38         $ 0.43         $ 0.53         $ 0.54
                                         ---------      ---------     ------------   -----------
                                         ---------      ---------     ------------   -----------
  Diluted earnings per share                $ 0.37         $ 0.41         $ 0.51         $ 0.51
                                         ---------      ---------     ------------   -----------
                                         ---------      ---------     ------------   -----------
  Weighted average shares outstanding    1,621,384      1,659,075      1,628,262      1,637,397

CONSOLIDATED FINANCIAL STATEMENTS

(16) REGULATORY MATTERS:

The Company and Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital (Total Risk-Based), and Tier 1 capital (Tier 1 Risk-Based) (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (Tier 1 Leverage Ratio) (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company and Bank met all capital adequacy requirements to which they are subject.

As of December 31, 1997, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total Risk-Based, Tier 1 Risk-Based, Tier 1 Leverage Ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's and Bank's actual capital amounts and ratios are also presented in the table:

                                                                                                      TO BE WELL-
                                                               FOR CAPITAL                          CAPITALIZED UNDER
                                                                ADEQUACY                            PROMPT CORRECTIVE
                                      ACTUAL                    PURPOSES                            ACTION PROVISIONS
                              ---------------  ----------------------------------------  -----------------------------------------
                               AMOUNT   RATIO        AMOUNT               RATIO                AMOUNT                 RATIO
                              -------  ------  -------------------  -------------------  -------------------  --------------------
                                                      (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT RATIO DATA)
AS OF DECEMBER 31, 1997:

Total Risk-Based Capital:
  California Independent
   Bancorp                    $24,124  10.25%  GREATER THAN          GREATER THAN        GREATER THAN          GREATER THAN
                                                OR EQUAL TO $18,826   OR EQUAL TO 8.00%   OR EQUAL TO $23,533   OR EQUAL TO 10.00%
  Feather River State Bank    $24,006  10.23%  GREATER THAN          GREATER THAN        GREATER THAN          GREATER THAN
                                                OR EQUAL TO $18,780   OR EQUAL TO 8.00%   OR EQUAL TO $23,475   OR EQUAL TO 10.00%

Tier I Risk-Based Capital:
  California Independent
   Bancorp                    $21,151   8.99%  GREATER THAN          GREATER THAN        GREATER THAN          GREATER THAN
                                                OR EQUAL TO  $9,413   OR EQUAL TO 4.00%   OR EQUAL TO $14,120   OR EQUAL TO 6.00%
  Feather River State Bank    $21,040   8.96%  GREATER THAN          GREATER THAN        GREATER THAN          GREATER THAN
                                                OR EQUAL TO  $9,390   OR EQUAL TO 4.00%   OR EQUAL TO $14,085   OR EQUAL TO 6.00%

Tier I Leverage Ratio:
  California Independent
   Bancorp                    $21,151   7.43%  GREATER THAN          GREATER THAN        GREATER THAN          GREATER THAN
                                                OR EQUAL TO $11,384   OR EQUAL TO 4.00%   OR EQUAL TO $14,230   OR EQUAL TO 5.00%
  Feather River State Bank    $21,040   7.40%  GREATER THAN          GREATER THAN        GREATER THAN          GREATER THAN
                                                OR EQUAL TO $11,377   OR EQUAL TO 4.00%   OR EQUAL TO $14,221   OR EQUAL TO 5.00%

AS OF DECEMBER 31, 1996:
Total Risk-Based Capital:
  California Independent
   Bancorp                    $22,918  11.89%  GREATER THAN          GREATER THAN        GREATER THAN          GREATER THAN
                                                OR EQUAL TO $15,426   OR EQUAL TO 8.00%   OR EQUAL TO $19,282   OR EQUAL TO 10.00%
  Feather River State Bank    $24,225  12.57%  GREATER THAN          GREATER THAN        GREATER THAN          GREATER THAN
                                                OR EQUAL TO $15,415   OR EQUAL TO 8.00%   OR EQUAL TO $19,269   OR EQUAL TO 10.00%

Tier I Risk-Based Capital:
  California Independent
   Bancorp                    $21,813  11.31%  GREATER THAN          GREATER THAN        GREATER THAN          GREATER THAN
                                                OR EQUAL TO $ 7,713   OR EQUAL TO 4.00%   OR EQUAL TO $11,569   OR EQUAL TO 6.00%
  Feather River State Bank    $21,804  11.32%  GREATER THAN          GREATER THAN        GREATER THAN          GREATER THAN
                                                OR EQUAL TO $ 7,708   OR EQUAL TO 4.00%   OR EQUAL TO $11,562   OR EQUAL TO 6.00%

Tier I Leverage Ratio:
  California Independent
   Bancorp                    $21,813   8.82%  GREATER THAN          GREATER THAN        GREATER THAN          GREATER THAN
                                                OR EQUAL TO $ 9,891   OR EQUAL TO 4.00%   OR EQUAL TO $12,364   OR EQUAL TO 5.00%
  Feather River State Bank    $21,804   8.82%  GREATER THAN          GREATER THAN        GREATER THAN          GREATER THAN
                                                OR EQUAL TO $ 9,890   OR EQUAL TO 4.00%   OR EQUAL TO $12,363   OR EQUAL TO 5.00%

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                       PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

     For information concerning directors and executive officers of the Company, see "ELECTION OF DIRECTORS" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the "Proxy Statement"), which is incorporated herein by reference.

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

                                       PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS.

    The consolidated financial statements of California IndependentBancorp and Subsidiaries, other financial information and the Independent Auditors' Report on Consolidated Financial Statements are contained herein under Item 8.

    2.  FINANCIAL STATEMENT SCHEDULES.

    In accordance with Regulation S-X, the financial statement schedules have been omitted because (a) they are not applicable to or required of the Company; or (b) the information required is included in the consolidated financial statements or notes thereto.

    3.  EXHIBITS.

    See Index to Exhibits of this Form 10-K.

(b) REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed by registrant during the quarter ended December 31, 1997.

    For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the registrant's Registration Statements on Form S-8 No. 333-09823 and No. 333-09813.

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

Date: March 26, 1998

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

Signature                         Title                    Date
---------                         -----                    ----

/s/ Annette Dier Bertolini        Senior Vice              March 26, 1998
--------------------------        President and Chief
ANNETTE DIER BERTOLINI            Financial Officer
                                  (Principal Financial
                                  and Accounting Officer)

/s/ Harold M. Eastridge
--------------------------        Chairman of the Board    March 26, 1998
HAROLD M. EASTRIDGE               of Directors

/s/ William H. Gilbert
--------------------------        Director                 March 26, 1998
WILLIAM H. GILBERT


/s/ Lawrence G. Harris
--------------------------        Director                 March 26, 1998
LAWRENCE G. HARRIS


/s/ Robert J. Mulder
--------------------------        President, Chief         March 26, 1998
ROBERT J. MULDER                  Executive Officer and
                                  Director

/s/ David A. Offutt
--------------------------        Director                 March 26, 1998
DAVID A. OFFUTT

/s/ William K. Retzer
--------------------------        Director                 March 26, 1998
WILLIAM K. RETZER

/s/ Ross D. Scott
--------------------------        Director                 March 26, 1998
ROSS D. SCOTT


/s/ Louis F. Tarke
--------------------------        Director                 March 26, 1998
LOUIS F. TARKE

/s/ Michael C. Wheeler
--------------------------        Director                 March 26, 1998
MICHAEL C. WHEELER

                                  INDEX TO EXHIBITS

The following documents are included as Exhibits to this Form 10-K.

Those Exhibits below Incorporated by Reference are indicated as such by an asterisk or explanatory footnote. If no asterisk or footnote appears after an Exhibit, such Exhibit is filed herewith.

Exhibit No.
-----------

2.1   Plan of Reorganization and Merger Agreement dated January 30,
      1995 by and between Feather River State Bank, FRSB Merger Company and California IndependentBancorp. 23/*

3.1   Articles of Incorporation of California Independent Bancorp. 23/*

3.2   Bylaws of California Independent Bancorp. 23/*

10.1  Salary Continuation Agreements dated April 28, 1993 with Robert
      J. Mulder, Ronald W. Kelly and Annette Dier Bertolini. 23/*

10.2  Agreement for the purchase of 203 Main Street, Woodland,
      California by and between Feather River State Bank and Bank of America, NT & SA successor to Security Pacific National Bank. 23/*

10.3  Consolidated Agreement dated April 30, 1993 with Unisys
      Corporation. 23/*

10.4  Agreements with Information Technologies, Inc. 23/*

10.5  Lease for 6545 Sunrise Boulevard, Suite 201, Citrus Heights,
      California. 23/*

10.6  Deferred Compensation Agreement dated July 19, 1994 with
      William H. Gilbert. 23/*

10.7  Feather River State Bank Employee Ownership Plan. 23/*

10.8 Bank Affiliate Agreement between Feather River State Bank and Lexington Capital Management, Inc. 24/*

10.9  California Independent Bancorp 1989 Amended and Restated Stock
      Option Plan including related Incentive and Non Statutory Stock Option Agreements. 25/

10.10 California Independent Bancorp 1996 Stock Option Plan and related Incentive Stock Option and Nonstatutory Stock Option Agreements. 26/*

10.11 Purchase and Sale Agreement and Joint Escrow Instructions by and between First Interstate Bank of California and Feather River State Bank for 700 "E" Street, Marysville. 24/*

10.12 Stock Purchase Agreement dated September 16, 1996 between
      Feather River State Bank and Carolyn E. Roth and related Employment Agreement and Noncompetition Agreement. 27/*

10.13 Lease by and between Metta M. Boyd and Feather River State Bank for 194 East Sixth Street, Chico, California. 28/*

10.14 Lease by and between Wells Fargo Bank, N.A. and Feather River State Bank for 995 Tharp Road, Yuba City, California. 28/*

10.15 Lease by and between Professional Executive Center, Inc. and Feather River State Bank for 2140 Professional Drive, Roseville, California. 28/*

10.16 Executive Salary Continuation Agreement dated February 4, 1997 by and between Feather River State Bank and Robert J. Mulder. 28/*

10.17 Lease by and between Anderson and Associates and E.P.I. Leasing Co., Inc. for the premises at 6929 Sunrise Boulevard, Citrus Heights,
      California. 28/*

10.18 Lease by and between Vault Security Systems, Inc. and Feather
      River State Bank dated March 1, 1997 for modular bank branch located in Wheatland, California. 28/*

10.19 Lease by and between Raj J. Sharma, and Feather River State
      Bank for 114 D Street, Wheatland, California.

10.20 Lease by and between Anderson and Associates and Feather River State Bank for 6929 Sunrise Blvd, Citrus Heights, California.

23 Consent of Arthur Andersen LLP for audited financial statements for the year ended December 31, 1997.

24    Power of Attorney (Incorporated herein by reference)

27    Financial Data Schedule


---------------
Footnotes
---------------
*     Document incorporated herein by reference.

23/   Filed as an Exhibit to the Company's General Form for
      Registration of Securities on Form 10 (File No. 0-26552).

24/   Filed as an Exhibit to the Company's Form 10-K for December 31, 1995.

25/ Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-8/SEC Registration No. 333-09813.

26/ Filed as an Exhibit to Amendment No. 1 to the Company's Form S-8/SEC Registration No. 333-09823.

27/ Filed as an Exhibit to the Company's Form 8-K for the month of October, 1996.

28/   Filed as an Exhibit to the Company's Form 10-K for December 31, 1996.