Form 10-Q
period 1998-03-31
CALIFORNIA INDEPENDENT BANCORP
filed 1998-05-14
CIK 948976

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


(Mark One)
( X  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES
               EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1998
                                       OR
(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

For the transition period from                      to                     .
                               ---------------------  ---------------------

Commission File Number 0-265520
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

                                 (530) 674-4444
                                 --------------
              (Registrant's telephone number, including area code)

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
         Class                                       March 31, 1998
         -----                                       --------------
         Common stock, no par value                  1,651,131 Shares

This report contains a total of 21 pages
                                --------

                          PART I- FINANCIAL INFORMATION

ITEM 1                                                          PAGE
CALIFORNIA INDEPENDENT BANCORP AND
SUBSIDIARIES FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS                                     3

   CONSOLIDATED STATEMENTS OF INCOME FOR THREE MONTHS              4

   CONSOLIDATED STATEMENTS OF CASH FLOWS                           5

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    6-7



ITEM 2

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                        8-16


                           PART II- OTHER INFORMATION


ITEM 6

Consulting Services Agreement with Examen, Inc.                18-20



SIGNATURES                                                        21

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENT
                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                MARCH 31, 1998  DECEMBER 31, 1997
                                                                ---------------------------------
ASSETS
Cash and due from banks                                             $  16,089           $  18,425
Federal funds sold                                                      9,100              35,600
                                                                ---------------------------------
    Total Cash and Equivalents                                         25,189              54,025
Investment securities:
  Available-for-sale securities, at fair value                         51,012              38,042
  Held-to-maturity securities, at amortized cost
    (fair value of $18,693 and 19,245 respectively)                    18,634              19,156
                                                                ---------------------------------
    Total investments                                                  69,646              57,198
Loans:
  Commercial and agricultural                                          82,726              79,385
  Consumer                                                              2,026               1,956
  Real Estate                                                          64,497              51,959
  Lease financing                                                      27,819              33,465
  Other                                                                   392               1,022
                                                                ---------------------------------
    Total loans                                                       177,460             167,787
  Less allowance for possible loan losses                              (5,822)             (5,514)
                                                                ---------------------------------
    Net Loans                                                         171,638             162,273
Premises and equipment, net                                             8,057               8,178
Interest receivable                                                     3,411               2,671
Other real estate owned                                                   649                 918
Other assets                                                            5,878               6,267
                                                                ---------------------------------
   Total assets                                                       284,468             291,530
                                                                ---------------------------------
                                                                ---------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand, non-interest bearing                                      $  51,303           $  62,224
  Demand, interest bearing                                             45,805              40,133
Savings and Money Market                                               65,750              68,790
Time certificates                                                      96,396              95,784
                                                                ---------------------------------
    Total deposits                                                    259,254             266,931
Interest payable                                                        1,722               1,814
Other liabilities                                                       1,444               1,415
                                                                ---------------------------------
  Total liabilities                                                   262,420             270,160
Shareholders' equity:
Common stock, no par value; 20,000,000 shares authorized;
    1,651,131 shares outstanding March 31, 1998
    and December 31, 1997                                              13,587              13,587
Retained earnings                                                       8,494               7,864
Debt guarantee of ESOP                                                    (80)                (80)
Net unrealized gains (losses) on available-for-sale securities             47                  (1)
                                                                ---------------------------------
                                                                ---------------------------------
Total shareholders' equity                                             22,048              21,370
                                                                ---------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 284,468           $ 291,530
                                                                ---------------------------------
                                                                ---------------------------------

See accompanying notes to consolidated financial statements

                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 THREE MONTHS                    THREE MONTHS
                                                                   ENDED                             ENDED
                                                                MARCH 31, 1998                  MARCH 31, 1997
                                                       ----------------------------------------------------------------
Interest income:
  Interest and fees on loans                                     $              4,607             $              4,323
  Interest on investment securities                                               970                              623
  Interest on federal funds sold                                                  389                              527
                                                       -------------------------------   ------------------------------
    Total interest income                                                       5,966                            5,473
                                                       -------------------------------   ------------------------------
Interest expense:
  Demand, interest bearing                                                        404                              354
  Savings                                                                         426                              661
  Time certificates                                                             1,336                            1,190
  Other                                                                             5                                6
                                                       -------------------------------   ------------------------------
    Total interest expense                                                      2,171                            2,211
                                                       -------------------------------   ------------------------------
    Net interest income                                                         3,795                            3,262
Provision for possible loan losses                                              (396)                             (40)
                                                       -------------------------------   ------------------------------
Net interest income after provision for possible loan                           3,399                            3,222
losses
                                                       -------------------------------   ------------------------------

Other income:
  Service charges                                                                 240                              236
  Net gain (loss) on securities transactions                                        -                                -
  Real Estate Brokered loan fees                                                  233                              122
  Lease Commissions and fees                                                      559                              376
  Other                                                                           318                              328
                                                       -------------------------------   ------------------------------
    Total other income                                                          1,350                            1,062
                                                       -------------------------------   ------------------------------

Other expenses:
  Salaries and benefits                                                         1,963                            1,709
  Occupancy                                                                       187                              144
  Equipment                                                                       348                              282
  Advertising and promotion                                                        98                               85
  Stationery and supplies                                                          75                              101
  Telephone expenses                                                               93                               85
  Legal and professional fees                                                     161                               77
  Other operating expenses                                                        530                              474
                                                       -------------------------------   ------------------------------
    Total other expenses                                                        3,455                            2,957

Earnings before income taxes                                                    1,294                            1,327
Income taxes                                                                      482                              510
                                                       -------------------------------   ------------------------------
Net Income                                                      $                 812            $                 817
                                                       -------------------------------   ------------------------------
                                                       -------------------------------   ------------------------------

Primary earnings per share                                      $                0.49            $                0.50
                                                       -------------------------------   ------------------------------
                                                       -------------------------------   ------------------------------
  Weighted average shares outstanding                                       1,651,131                        1,623,334
                                                       -------------------------------   ------------------------------
                                                       -------------------------------   ------------------------------
Fully Diluted:
  Earnings per share                                            $                0.43            $                0.43
                                                       -------------------------------   ------------------------------
                                                       -------------------------------   ------------------------------
  Weighted average shares outstanding                                       1,895,090                        1,882,236
                                                       -------------------------------   ------------------------------
Cash dividend paid per share of common stock                    $                0.11            $                0.11
                                                       -------------------------------   ------------------------------
                                                       -------------------------------   ------------------------------

See accompanying notes to consolidated financial statements

                CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                                 (UNAUDITED)
                                (IN THOUSANDS)

                                                                            MARCH 31,            MARCH 31,
                                                                              1998                 1997
                                                                       ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $           812      $            817
Adjustments to reconcile net income to net cash
provided by operating activities-
  Depreciation and amortization                                                        271                   222
  Provision for possible loan losses                                                   396                    40
  Write-down of other real estate owned                                                 38                     0
  Provision for deferred taxes                                                          39                  (21)
(Increase) decrease in assets-
  Interest receivable                                                                (740)                 (875)
  Other assets                                                                         351                 1,988
Increase (decrease) in liabilities-
  Interest payable                                                                    (92)                   (7)
  Other liabilities                                                                     30                  (76)
                                                                       ------------------------------------------
    Net cash provided by operating activities                                        1,105                 2,088

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans                                                   (9,761)              (11,724)
Purchase of investments                                                           (20,413)               (7,537)
Proceeds from maturity of HTM Securities                                             3,000                   115
Proceeds from sales/maturity of AFS Securities                                       5,011                    90
Proceeds from sales of other real estate owned                                         230                    51
Purchases of premises and equipment                                                  (149)                 (549)
                                                                       ------------------------------------------
    Net cash used for investing activities                                        (22,082)              (19,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest bearing deposits                                      (10,921)               (9,117)
Net increase in interest bearing deposits                                            3,244                10,492
Cash dividends                                                                       (182)                 (170)
Stock options exercised                                                                  0                     0
Cash paid in lieu of fractional shares                                                   0                     0
                                                                       ------------------------------------------
     Net cash provided by financing activities                                     (7,859)                 1,205

NET INCREASE (DECREASE)                                                           (28,836)              (16,261)

                                                                       ------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      54,025                64,228
                                                                       ------------------------------------------

                                                                       ------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            25,189                47,967
                                                                       ------------------------------------------
                                                                       ------------------------------------------

See accompanying notes to consolidated financial statements

                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

         In the opinion of the Company, the unaudited consolidated financial statements, prepared on the accrual basis of accounting, contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company and its subsidiaries at March 31, 1998 and December 31, 1997, and the results of its operations for the periods ended March 31, 1998 and 1997, respectively.

         Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year ending December 31, 1998.

NOTE 2 - CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Feather River State Bank, and EPI Leasing Company Inc., a subsidiary of Feather River State Bank. All material intercompany accounts and transactions have been eliminated in consolidation.


NOTE 3 - LOANS TO DIRECTORS

         In the ordinary course of business, the Company makes loans to directors of the Company, which on March 31,1998, amounted to a total of approximately $6,381,000.

NOTE 4 - COMMITMENTS & CONTINGENT LIABILITIES

         In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

NOTE 5 - CASH DIVIDENDS

         The Company declared an eleven cents per share dividend on January 13, 1998, payable February 13, 1998.

NOTE 6 - EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board (the FASB) issued SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The statement is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement for all periods presented. The implementation of this statement did not have a material effect on the Company's reported financial position or net income.

NOTE 7-  COMPREHENSIVE INCOME

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"), which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners. Total comprehensive income for the three months ended March 31, 1998, and March 31, 1997, is $859,000 and $774,000,
         respectively.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS


Net income for the three months ended March 31, 1998, was $812,000 for fully-diluted earnings of $.43 per share, representing a slight decrease of .6% over the same period in 1997, which saw net income of $817,000, or $.43 per share on a fully-diluted basis.

The decrease in net income is due mainly to an increase in the provision for possible loan losses which was $396,000 at March 31, 1998, an increase of $356,000 over the March 31, 1997, provision of $40,000. The additional provision is to allow for anticipated future loan growth and to continue an adequate level of reserves.

Total assets at March 31, 1998, were $284,468,000, a decrease of 2.4% over December 31, 1997, total assets of $291,530,000.

The Company's outstanding net loans were $171,638,000 at March 31, 1998, compared to $162,273,000 at December 31, 1997, an increase of $9,365,000 or 5.8%.

The Company's investment portfolio at March 31, 1998, was $69,646,000, or 24.5% of total assets, an increase from $57,198,000 or 19.6% of total assets at December 31, 1997, as the Company shifted assets from overnight Federal Funds to longer term, higher yielding investments. At March 31, 1998, Federal Funds Sold was $9,100,000 as compared to $35,600,000 at December 31, 1997. In addition to shifting the funds to higher yielding investments as described above, the decrease in Federal Funds Sold is due to the need to fund an increased loan demand.

Deposits at March 31, 1998, were $259,254,000 compared to $266,931,000 at
December 31, 1997, a decrease of 2.9%. At March 31, 1998, interest-bearing deposits were $207,951,000, as compared to $204,707,000 at December 31, 1997, an increase of 1.58%.

The total loan-to-deposit ratio was 68.5% at March 31, 1998, compared to 62.9% at December 31, 1997. This increase is the result of normal lending cycles of agricultural loans, real estate loans and the purchase of leases.


LOANS

Net loans outstanding as of March 31, 1998 were $171,638,000 representing an increase of $9,365,000 or 5.7% over December 31, 1997. The increase is attributable to two principal events.

1. Real estate construction loans increased by $8.8 million or 27.3% from year-end 1997. The Company extends construction loans primarily to builders of single family houses. Loans are made to individual borrowers and to real estate developers. The increase in real estate construction loans is accredited to a general increase in residential real estate activity in the Bank's market area and the time of the year. Real estate construction loans generally increase during the spring and summer months due to favorable weather conditions and increased buyer activity.

2. Agricultural loans have increased $3.2 million or 7.1% over December 31, 1997. The Company provides a wide range of loan products to farmers and agri-businesses throughout its trade area. Agricultural loans are reported under the "Commercial Loan" category in the consolidated balance sheet. The increase is ascribed to the time of the season. A considerable portion of the Company's agricultural loans are budgeted, crop production loans. As the season progresses, agricultural borrowers draw on their lines of credit and the Company's loan totals increase.

One additional factor influenced the loan totals as of March 31, 1998. The Company's lease portfolio decreased from $33,465,000 on December 31, 1997 to $27,819,000 on March 31, 1998, representing a decrease of 16.8%. The Company originates commercial and industrial equipment leases through its subsidiary EPI Leasing Company (EPI) located in Sacramento. The Company's total lease receivables increased consistently over the past eight quarters. However, during the first quarter of 1998, the Company elected to sell a pool of leases as part of a portfolio management strategy. This sale of leases resulted in the reduction in lease receivables as of March 31, 1998.

The Company lends primarily to small and medium sized businesses, small to large sized farmers and consumers within its market area, which is comprised principally of Sutter, Yuba, Colusa and Yolo counties and secondarily Butte Glenn, Sacramento, Placer, Madera and Fresno counties.

During the first quarter of 1998, the Company completed two changes, which may affect loan origination activities in the future. First, the Company relocated its Loan Production Office (LPO) in Roseville to Citrus Heights. This short distance move, within the greater Sacramento area, was done to permit an increase in office size and to control expenses. The Citrus Heights LPO specializes in residential real estate loans and the relocation is not expected to materially affect loan origination volume. Second, the Company centralized its small business and consumer loan origination activities into one unit located within its 777 Colusa Avenue, Yuba City branch. This change was made to create efficiencies to the loan origination process and position the Company to increase market share in the area of consumer and small business lending.


LOAN QUALITY

The Company places loans on nonaccrual status if (1) principal or interest has been in default for 90 days or more, unless the loan is both well secured and in the process of collection; (2) payment in full of principal or interest is not expected; or (3) the financial condition of the borrower has significantly deteriorated.

The table set forth below summarizes the composition of non-performing loans as of March 31, 1998, December 31, 1997 and March 31, 1997 ($ in 000's).

                       -------------------------------------------------------------------------
                           $ Amt.        Change         $ Amt.        Change           $ Amt.
                           3/31/98     Prior Per.       12/31/97     Prior Per.        3/31/97
                       -------------------------------------------------------------------------
ACCRUING LOANS PAST
DUE
90 DAYS OR MORE
Commercial                        39.3        -71%          136.6           -90%          1,431 *
Agricultural                     404.0      +1000%            0.4
Real Estate                          0                       81.7
Leases                             7.6        -93%          109.1           -79%            542
Consumer                           0.2                        0.2
                       -------------------------------------------------------------------------
                 TOTAL           451.2        +37%          328.2           -83%          1,973
                       -------------------------------------------------------------------------
NONACCRUAL LOANS
                       -------------------------------------------------------------------------
Commercial                       573.0        -17%          692.0          +400%            173 *
Agricultural                   4,841.7         -3%        5,012.9
Real Estate                    1,699.6        +11%        1,518.0          +229%            662
Leases                           188.6        +47%          127.7
Consumer                             0                          0
                       -------------------------------------------------------------------------
                 TOTAL         7,302.9         -1%        7,351.8          +880%            835
                       -------------------------------------------------------------------------

                       -------------------------------------------------------------------------
TOTAL NONPERFORMING            7,754.1         +1%        7,680.0          +273%          2,808
                       -------------------------------------------------------------------------

* Due to differences in past record keeping procedures, the dollar amount reported in the 3/31/97 column for commercial loans also include agricultural loans.

An increasing trend in nonperforming loans occurred between the end of the first quarter 1997 and the end of the fourth quarter 1997. Nonperforming loans comprised 1.7% of the portfolio on 3/31/97 and increased to 4.5% of the portfolio on 12/31/97. During the first quarter of 1998, very little change was experienced in the nonperforming loan totals and this category of loans continues to comprise 4.5% of the loan portfolio.

The adverse trend in nonperforming loans during 1997 is attributable to increased risk exposure in a limited number of large credit relationships. Upon identifying the increased credit risk exposure, Management took corrective action and contributed a total of $6.1 million to its Provision for Loan Losses during 1997. In addition, during 1997 the Company charged off a total of $4.7 million of nonperforming loans. Several of the large nonperforming loans listed in the table above were partially charged off such that the book balance of the asset is now lower than Management's estimate of the value of the supporting loan collateral. As a result of these actions, Management believes that the risk of additional credit loss in the remaining nonperforming loans has been reduced.

In 1997, Management assembled an experienced group of loan collectors to collect the nonperforming and charged-off loans. Although a reduction of nonperforming loans was not achieved during the first quarter of 1998, this was anticipated because of the structure of the loan collection plans. Most of the largest nonperforming loans are now operating under Workout Agreements, Restructure Agreements or Liquidation Agreements. The terms of these agreements did not require substantial payments during the first quarter of 1998. However, all of these loans are in the process of collection and Management projects additional progress toward the reduction of nonperforming assets in the forthcoming quarters of 1998.

The Company's nonaccrual credits are concentrated in five credit relationships. Two of these five credit relationships are agricultural loans and constitute 61% of total nonaccrual loans. One loan is projected to be paid in full by 7/1/98. A collection plan is currently in process for the other loan relationship.

One of the additional large nonaccrual loans, comprising 21% of total nonaccruals, is to a real estate developer. This credit has been restructured under a new development plan. According to the terms of the plan, a substantial reduction in the nonaccrual balance is projected during the third and fourth quarters of 1998.

The other two large nonaccruals, comprising 8% of the total, are commercial credits. One of these loans has been restructured and is performing as agreed. Management anticipates full collection of the other loan during the second quarter of 1998.

The Company's Allowance for Loan Loss Reserves totals $5,822,000 or 3.28% of gross loans as of March 31, 1998. This amount is compared to $5,514,000 as of December 31, 1997 and $4,057,000 as of March 31, 1997. The Company uses the allowance method in providing for possible loan losses. Loan losses are charged to the allowance for possible loan losses and recoveries are credited to it. Management believes that the total Allowance for Loan Losses is adequate to cover potential losses in the loan portfolio. While Management uses available information to provide for loan losses, future additions to the allowance may be necessary based on changes in economic conditions and other factors.

Additions to the allowance for loan losses are made by provisions for possible loan losses. The provision for possible loan losses is charged to operating expense and is based upon past loan loss experience and estimates of potential loan losses which, in Management's judgment, deserves current recognition. Other factors considered by Management include growth, composition and overall quality of the loan portfolio, review of specific problem loans and current economic conditions that may affect the borrower's ability to repay the loan. Actual losses may vary from current estimates. The estimates are reviewed constantly, and adjustments, as necessary, are charged to operations in the period in which they become known.

                              RESULTS OF OPERATIONS

                        Three months ended March 31, 1998
                                  compared with
                        Three months ended March 31, 1997


During the three-month period ending March 31, 1998, the Company showed a net income of $812,000, a decrease of $5,000 over the same period in 1997. This decrease is the result of increased provisions for loan losses which stood at $396,000 at March 31, 1998 as compared to $40,000 at March 31, 1997.

Net interest income before provisions for loan losses increased from $3,262,000 for the three months ended March 31, 1997, to $3,795,000 for the same period in 1998, an increase of $533,000 or 16.3%. This additional income is partially due to an increase of 8.29% in average outstanding loans during the first quarter of 1998 over the same period in 1997. In addition, the Bank's reference rate was
 .23% higher in the first quarter of 1998 over the same period in 1997. A large portion of the Bank's loan portfolio is based upon the Bank's reference rate, adjusted on a daily basis so that rate changes have an immediate effect on the loan interest yield. The Bank's reference rate closely tracks the prime rate.


Other income for the first three months of the year increased by $288,000 over the same period in 1997, mostly as the result of increased commission and fees on leases earned by EPI. These commissions and fees amounted to $559,000 at March 31, 1998 and $376,000 at March 31, 1997. In addition the Company recognized an increase of $111,000 in brokered loan fee income during the same period.

Total other expenses for the three months ended March 31, 1998, were $3,455,000, an increase of $498,000 over the same period in 1997, mostly due to increases in salaries and benefits. A major contributor to this increase was the purchase of EPI and the opening of a new branch in Wheatland, California, in March 1997. In addition, the Bank opened a new loan production office in Madera, California, in March 1997. Salary expenses commenced in the second quarter of 1997 with only a small amount of expense in the first quarter 1997 for these three offices.

The yield on average earning assets for the three-month period ended March 31, 1998, compared to the same period in 1997, is set forth in the following table (in thousands except for percentages):

                                     Three months ended         Three months ended
                                        March 31, 1998             March 31, 1997
Average loans
   outstanding                         $   167,636                 $   154,805
Average yields                               10.99%                      11.17%
Amount of interest
  & fees earned                        $     4,607                 $     4,323
Average prime rate                            8.50%                       8.27%

Rates and amounts paid on average deposits, including noninterest-bearing deposits for the three-month period ended March 31, 1998, compared to the same period in 1997, are set forth in the following table (in thousands except for percentages):

                                    Three months ended             Three months ended
                                      March 31, 1998                 March 31, 1998
Average deposits
  outstanding                          $  261,113                     $    237,232
Average rates paid                           3.32%                            3.72%
Amount of interest
  paid or accrued                      $    2,166                     $      2,204


The following table summarizes the principal elements of operating expenses and discloses the increases (decreases) and percent of increases (decreases) for the three-month period ended March 31, 1998 and 1997 (in thousands except for percentages):

                             Three months ended March 31,  Increase (Decrease)
                                   1998         1997         1998 over 1997
                             ----------------------------  -------------------
Salaries and benefits            $1,963       $1,709       $ 254         14.9%

Occupancy                           187          144          43         29.9%

Equipment                           348          282          66         23.4%

Advertising and promotion            98           85          13         15.3%

Stationery & supplies                75          101         (26)       -25.7%

Telephone Expenses                   93           85           8          9.4%

Legal and professional fees         161           77          84        109.1%

Other operating expenses            530          474          56         11.8%
                                 ------       ------       -----        ------
  Total other expenses           $3,455       $2,957       $ 498         16.8%
                                 ------       ------       -----        ------
                                 ------       ------       -----        ------


Applicable income taxes for the three-month period ended March 31, 1998, were $482,000, as compared to the March 31, 1997 amount of $510,000.

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

The Bank has formal and informal borrowing arrangements with the Federal Reserve Bank to meet unforeseen deposit outflows or seasonal loan funding demands. The Bank has also entered into an agreement with Lehman Brothers for a standby short-term loan secured by U.S. Government and Agency Obligations in the Bank's investment portfolio, in order to fund any liquidity needs not met by other sources of funding as warranted by loan demand. As of March 31, 1998, and December 31, 1997, respectively, the Bank had no balances outstanding on these lines.


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

Additionally, the Company is subject to considerable competitive pressure in generating deposits and loans at rates and terms prevailing in the Company's market area.

Management has developed a matrix that calculates changes to the Net Interest Margin in both an increasing rate environment and a decreasing rate environment. The matrix calculates a one-year Interest Rate Risk taking into consideration the delays in the timing of repricing based on actual experience.

The one-year Interest Rate Risk ratios at March 31, 1998, for an increasing rate environment and a decreasing rate environment were 3.9% and 16.1%, respectively. This means that if interest rates go up the Bank's Net Interest Margin will increase, if interest rates go down it will decrease.

CAPITAL RESOURCES

Total shareholders' equity on March 31, 1998, increased by $678,00 over December 31, 1997, total shareholders' equity of $21,370,000.

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

As can be seen by the following tables, the Company exceeded all regulatory capital ratios on March 31, 1998, and on December 31, 1997:

RISK-BASED CAPITAL RATIO
AS OF MARCH 31, 1998
---------------------------------------------------------------------------------------------------
                                                            Company                     Bank
(Dollars in thousands)
                                                       Amount       Ratio        Amount      Ratio
---------------------------------------------------------------------------------------------------
Tier 1 Capital                                       $  21,785       8.87%     $  21,642     8.82%
Tier 1 Capital
  Minimum requirement                                    9,820       4.00%         9,814     4.00%
                                              -----------------------------------------------------
                                              -----------------------------------------------------
    Excess                                           $  11,965       4.87%     $  11,828     4.82%
                                              -----------------------------------------------------
                                              -----------------------------------------------------
Total Capital                                           24,888      10.14%        24,743    10.11%
Total Capital
  Minimum requirement                                   19,640       8.00%        19,626     8.00%
                                              -----------------------------------------------------
Excess                                               $   5,248       2.14%     $   5,114     2.08%
                                              -----------------------------------------------------
                                              -----------------------------------------------------
Risk-adjusted assets                                 $ 245,501                 $ 245,362
                                              -----------------------------------------------------
                                              -----------------------------------------------------

LEVERAGE CAPITAL RATIO

Tier 1 Capital to quarterly                          $  21,785       7.56%     $  21,642     7.52%
  Average total assets
Minimum leverage requirement                            11,520       4.00%        11,512     4.00%
                                              -----------------------------------------------------
Excess                                               $  10,265       3.56%     $  10,130     3.52%
                                              -----------------------------------------------------
Total quarterly average assets                       $ 288,012                 $ 287,803
                                              ----------------             -------------
                                              ----------------             -------------

RISK BASED CAPITAL RATIO
AS OF DECEMBER 31, 1997
---------------------------------------------------------------------------------------------------
                                                          Company                     Bank
(Dollars in thousands)
                                                     Amount       Ratio         Amount       Ratio
---------------------------------------------------------------------------------------------------
Tier 1 Capital                                    $  21,151       8.99%       $ 21,040       8.96%
Tier 1 Capital
  Minimum requirement                                 9,413       4.00%          9,390       4.00%
                                            -------------------------------------------------------
                                            -------------------------------------------------------
    Excess                                        $  11,738       4.99%       $ 11,650       4.96%
                                            -------------------------------------------------------
                                            -------------------------------------------------------
Total Capital                                        24,124      10.25%         24,006      10.23%
Total Capital minimum
      Requirement                                    18,826       8.00%         18,780       8.00%
                                            -------------------------------------------------------
Excess                                            $   5,298       2.25%       $  5,226       2.23%
                                            -------------------------------------------------------
                                            -------------------------------------------------------
Risk-adjusted assets                              $ 235,330                   $234,750
                                            -------------------------------------------------------
                                            -------------------------------------------------------

LEVERAGE CAPITAL RATIO

Tier 1 Capital to quarterly                       $  21,151       7.43%       $ 21,040       7.40%
  Average total assets
Minimum leverage requirement                         11,384       4.00%         11.377       4.00%
                                            -------------------------------------------------------
Excess                                            $   9,767       3.43%       $  9,663       3.40%
                                            -------------------------------------------------------
                                            -------------------------------------------------------
Total quarterly average assets                    $ 284,598                   $284,423
                                            ---------------             --------------
                                            ---------------             --------------

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

PART II  OTHER INFORMATION
ITEM 6  EXHIBITS AND REPORTS ON FORM 8K



      (a)   Exhibits

            Consulting Services Agreement with Examen, Inc., dated February 25, 1998.

      (b)   Reports on Form 8K

            No reports on Form 8K were filed during the quarter.

                          CONSULTING SERVICES AGREEMENT

         THIS CONSULTING SERVICES AGREEMENT, together with its exhibits ("AGREEMENT") between Feather River State Bank ("CLIENT") and Examen, Inc. ("EXAMEN") is effective upon acceptance by Examen on the date specified below.

         1. ENGAGEMENT. Client engages Examen to perform and provide to Client legal cost management consulting services, which may include legal bill analysis, legal bill auditing, training, management consulting projects or formation of expert opinions in anticipation of litigation or arbitration or the preparation for and testimony at deposition, trial or arbitration ("CONSULTING SERVICES"). Examen will render to Client such Consulting Services as are mutually agreeable. Client acknowledges and agrees that Examen is not offering or rendering any legal, tax or certified accounting/audit opinions, advice or counsel in performing or providing any Consulting Services.

         2. RESPONSIBILITIES OF THE PARTIES. Examen will use reasonable efforts in completing the Consulting Services, will keep Client informed of progress and developments and will respond promptly to Client's inquiries and communications. Client will use reasonable efforts to cooperate with Examen, will provide all information reasonably requested by Examen and will keep Examen reasonably informed of developments which may affect the progress of the Consulting Services.

         3. EXAMEN AS CLIENT'S AGENT. Client may request Examen to perform Consulting Services in the form of conducting reviews or audits of certain records maintained by law firms representing Client. In performing any such reviews and audits, Examen will act as the agent of Client with full authority for the limited purpose of examining the confidential legal files of Client and their full contents (including, without limitation, legal bills).

         4. CONFIDENTIAL INFORMATION. Client may disclose proprietary, confidential or privileged information to Examen hereunder. Examen will keep confidential and not disclose to any third party such information or any specific findings from the review of any legal bill, the audit of any legal files or the results of the Consulting Services; provided, however, that confidential Client information may be disclosed (i) with the express consent of Client; or (ii) to Examen's attorneys, accountants and consultants or if, upon the advice of its counsel, Examen is legally compelled to disclose such information. Confidential Client information shall not include any information in the possession of Examen prior to the date of its disclosure by Client, any information generally available to the public, or any information which becomes available to Examen on a non-confidential basis from a third party who is not bound by a confidentiality obligation to Client. Examen will not be prohibited from using or disclosing gross data or other information that is not proprietary, confidential or privileged.

         5. COMPENSATION AND PAYMENT. Client shall timely compensate Examen according to EXHIBIT A. Examen periodically reviews its billing rates for Consulting Services and may adjust rates for inflation, expertise factors or increased overhead. Client will receive 30 days written notice in advance of any adjustment to the billing rates described on Exhibit A.

         6. OTHER COSTS AND EXPENSES. Client shall timely reimburse Examen as designated on Exhibit A for reasonable costs and expenses incurred in performing Consulting Services, including but not limited to travel, long distance telephone, delivery, facsimile and duplicating charges. Examen may request that Client pay in advance for cost items exceeding $1,000.00. In addition, if Examen is requested to appear at a judicial or administrative hearing in connection with this engagement (other than the provision of Consulting Services in the form of expert testimony), Client will pay Examen its normal hourly fees and reimburse its reasonable out-of-pocket expenses (including attorneys' fees and expenses) in connection with such appearance.

         7. LIMITED LIABILITY. Client agrees that Examen and its directors, officers, agents, consultants and employees shall not have any liability to Client or its directors, officers, employees, consultants or agents, directly or indirectly, related to or arising out of this Agreement, except Losses (as defined in Section 8) incurred by Client to the extent that a court of competent jurisdiction shall have determined by a final judgment that such Losses were the result of bodily injury or property damage arising primarily from the negligence or willful misconduct of Examen. In any event, Examen will not be liable to Client for any consequential, indirect, punitive, special or incidental damages, whether foreseeable or unforeseeable, based on claims of Client arising out of breach of express or implied warranty, breach of contract, misrepresentation, negligence, strict liability in tort or otherwise.

         8. INDEMNITY. Client agrees to indemnify and hold harmless Examen, and its directors, employees, agents and consultants ("INDEMNIFIED PERSONS") from and against any losses, claims, damages, expenses, and liabilities or actions in respect thereof ("LOSSES"), as they may be incurred (including all legal fees and other expenses incurred in investigating, defending, settling or compromising any Losses, whether or not in connection with pending or threatened litigation) which are related to or arise out of any act or omission of Client, including without limitation the Client's use of Examen's reports to Client or of any other Consulting Services provided by Examen pursuant to this Agreement.

         9. TERM AND TERMINATION. This Agreement shall remain in effect unless terminated by either party upon not less than thirty (30) days' written notice to the other party. Either party may terminate this Agreement immediately upon notice to the other if the other party becomes insolvent, enters into suspension of payments, moratorium, reorganization or bankruptcy, makes a general assignment for the benefit of creditors, or otherwise admits or evidences insolvency, a receiver is appointed for its business or property or is subject to any other proceeding relating to insolvency or creditors rights. The provisions of Sections 5 through 8, 11 and 13 will survive the expiration or termination of this Agreement.

         10. PERFORMANCE EXCUSED. In the event that Examen is unable to perform or is delayed in timely performing the Consulting Services due to circumstances beyond the control of Examen, including those caused by Client and its law firms, Examen's performance under this Agreement is excused.

         11. ARBITRATION. Any controversy or claim arising out of or relating to Examen's compensation or the interpretation or termination of this Agreement shall be settled by compulsory binding arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association ("AAA"). The arbitration proceeding will be consolidated in a single proceeding in Sacramento, California. Judgment on the arbitrators' award may be entered in any court of competent jurisdiction. Each party shall pay its own attorneys' fees and costs of arbitration. Nothing in this Section 11 is intended to limit either party's rights or remedies with respect to any other claim against the other party.

         12. DESIGNATED LIAISON. Client designates Robert Mulder as its liaison with Examen for the Consulting Services.

         13. MISCELLANEOUS PROVISIONS. This Agreement will be governed by and interpreted in accordance with the laws of the State of California, excluding its conflict of law principles. A finding that any provision of this Agreement is invalid or unenforceable will not affect the validity of the remaining provisions of this Agreement. Any amendment must be in writing. The language used in this Agreement shall be deemed to be that chosen by the parties to express their mutual intent and no rule of construction will apply. The failure by either party to exercise any of its rights under this Agreement will not be deemed a waiver of such rights in the future. Each party acknowledges that it has had an opportunity to obtain advice of counsel in entering into this Agreement and neither party is relying on any representation of the other party not expressly provided in this Agreement. The duties and obligations of the parties are non-assignable and non-delegable without the prior written consent of the parties. This Agreement and its exhibits and supplements constitute the complete and entire statement of all terms, conditions, and representations between the parties with respect to the subject matter and supersede all prior agreements or understandings between the parties.

         IN WITNESS WHEREOF, the parties hereto have entered into this Agreement effective as of the date specified below.

FEATHER RIVER STATE BANK:           EXAMEN, INC.:

By:      /s/ Robert Mulder          By:       /s/ David A. Haynes
         ------------------------             ----------------------------------
Name:    Robert Mulder              Name:     David A. Haynes
Title:   Chief Executive Oficer     Title:    Executive VP-General Counsel
Address: 1227 Bridge Street         Address:  3831 North Freeway Blvd., Ste. 200
         Yuba City, CA 95992-0429             Sacramento, CA  95834
         (916)674-4073                        916-921-4300

                                    Effective Date:  2-25, 1998

                                    EXHIBIT A
                 FEES AND DISBURSEMENTS FOR CONSULTING SERVICES




1.       Specific Services:

                  Legal Cost Management Consulting Services which may include but are not limited to legal cost management consultation, the development of legal services management and billing guidelines, the development of law firm retention and other policies, and prospective legal bill reviews.


2.       Consulting Fee Schedule:

              Professional Consultants:                $145.00 per hour

              Data Analyst/Database Preparation        $ 45.00 per hour


3.       Disbursement Schedule

              Photocopying                             $ .10 per page

              Outgoing FAX                             Actual Telephone Charge

              Mileage                                  IRS Approved Rate

              Courier/Overnight Mail                   Actual

              Long Distance Telephone                  Actual

              Travel                                   Actual

              Postage                                  Actual

              License Fees                             Actual

4.       Payment Terms

         Fees and disbursements will be billed monthly and are due and payable when billed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    California Independent Bancorp



Date:  May 7, 1998                  /S/ Robert J. Mulder
       -----------------------      --------------------------
                                    Robert J. Mulder
                                    President

Date:  May 7, 1998                  /S/ Annette Bertolini
       -----------------------      --------------------------
                                    Annette Bertolini
                                    Chief Financial Officer