Form 10-Q
period 1998-06-30
CALIFORNIA INDEPENDENT BANCORP
filed 1998-08-05
CIK 948976

                                     FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC. 20549


(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1998
                                         OR
(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _______________________to _____________________.

Commission File Number 0-265520
                           CALIFORNIA INDEPENDENT BANCORP
               (Exact name of registrant as specified in its charter)

                    CALIFORNIA                         68-0349947
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)           Identification No.)


               1227 BRIDGE ST., SUITE C, YUBA CITY, CALIFORNIA 95991
                      (Address of principal executive offices)
                                     (Zip Code)

                                   (530) 674-4444
                (Registrant's telephone number, including area code)

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
                       APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
     Class                                   June 30, 1998
     -----                                   --------------
     Common stock, no par value              1,656,506 shares

This report contains a total of 20 PAGES

                           PART I- FINANCIAL INFORMATION



ITEM 1                                                                 PAGE
CALIFORNIA INDEPENDENT BANCORP AND
SUBSIDIARIES FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS                                            3

   CONSOLIDATED STATEMENTS OF INCOME FOR THREE MONTHS                     4

   CONSOLIDATED STATEMENTS OF INCOME FOR SIX MONTHS                       5

   CONSOLIDATED STATEMENTS OF CASH FLOWS                                  6

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           7-8



ITEM 2

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                               9-19


                            PART II- OTHER INFORMATION


ITEM 4                                                                   19

ITEM 6                                                                   19


SIGNATURES                                                               20


                  CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                      June 30,       December 31,
                                                                        1998             1997
                                                                   --------------   --------------
ASSETS
Cash and due from banks                                            $       17,497   $       18,425
Federal funds sold                                                             --           35,600
                                                                   --------------   --------------
    Total Cash and Equivalents                                             17,497           54,025
Investment securities:
  Available-for-sale securities, at fair value                             47,061           38,042
  Held-to-maturity securities, at amortized cost
    (fair value of $13,445 and 19,245 respectively)                        13,417           19,156
                                                                   --------------   --------------
    Total investments                                                      60,478           57,198
Loans:
  Commercial and agricultural                                              88,694           79,385
  Consumer                                                                  2,263            1,956
  Real Estate                                                              82,010           51,959
  Lease financing                                                          32,602           33,465
  Other                                                                       413            1,022
                                                                   --------------   --------------
    Total loans                                                           205,982          167,787
  Less allowance for possible loan losses                                  (5,411)          (5,514)
                                                                   --------------   --------------
    Net Loans                                                             200,571          162,273
Premises and equipment, net                                                 7,997            8,178
Interest receivable                                                         4,042            2,671
Other real estate owned                                                       105              918
Other assets                                                                4,923            6,267
                                                                   --------------   --------------
   Total assets                                                           295,613          291,530
                                                                   --------------   --------------
                                                                   --------------   --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand, non-interest bearing                                     $       51,789   $       62,224
  Demand, interest bearing                                                 44,591           40,133
Savings and Money Market                                                   60,645           68,790
Time certificates                                                          91,745           95,784
                                                                   --------------   --------------
   Total deposits                                                         248,770          266,931
Interest payable                                                            1,542            1,814
Federal funds purchased and other borrowings                               21,951               --
Other liabilities                                                             677            1,415
                                                                   --------------   --------------
   Total liabilities                                                      272,940          270,160
Shareholders' equity:
Common stock, no par value; 20,000,000 shares authorized;
  1,656,506 and 1,651,131 shares outstanding June 30, 1998
  and December 31, 1997, respectively                                      13,571           13,587
Retained earnings                                                           9,164            7,864
Debt guarantee of ESOP                                                        (80)             (80)
Net unrealized gains (losses) on available-for-sale securities                 18               (1)
                                                                   --------------   --------------
Total shareholders' equity                                                 22,673           21,370
                                                                   --------------   --------------
Total liabilities and shareholders' equity                         $      295,613   $      291,530
                                                                   --------------   --------------
                                                                   --------------   --------------


See accompanying notes to consolidated financial statements

                  CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                  Three months   Three months
                                                      Ended          Ended
                                                  June 30, 1998  June 30, 1997
                                                  -------------  -------------
Interest income:
  Interest and fees on loans                      $       5,334  $       4,928
  Interest on investment securities                         976            671
  Interest on federal funds sold                             31            305
                                                  -------------  -------------
     Total interest income                                6,341          5,904
                                                  -------------  -------------
Interest expense:
  Demand, interest bearing                                  412            358
  Savings                                                   386            657
  Time certificates                                       1,294          1,338
  Other                                                      97              6
                                                  -------------  -------------
     Total interest expense                               2,189          2,359
                                                  -------------  -------------
     Net interest income                                  4,152          3,545
Provision for possible loan losses                         (290)        (3,296)
                                                  -------------  -------------
Net interest income after provision for
possible loan losses                                      3,862            249
                                                  -------------  -------------
Other income:
  Service charges                                           220            250
  Net gain (loss) on securities transactions                 --             --
  Real Estate Brokered loan fees                            237            143
  Lease Commissions and fees                                532            368
  Other                                                     413            332
                                                  -------------  -------------
     Total other income                                   1,402          1,093
                                                  -------------  -------------
Other expenses:
  Salaries and benefits                                   2,107          1,888
  Occupancy                                                 185            180
  Equipment                                                 343            328
  Advertising and promotion                                  74            139
  Stationery and supplies                                    77             78
  Telephone expenses                                         78            104
  Legal and professional fees                               328             60
  Other operating expenses                                  701            607
                                                  -------------  -------------
     Total other expenses                                 3,893          3,384

Earnings before income taxes                              1,371         (2,042)
Income taxes                                                520           (849)
                                                  -------------  -------------
Net Income (Loss)                                 $         851  $      (1,193)
                                                  -------------  -------------
                                                  -------------  -------------
Basic earnings per share                          $        0.51  $       (0.73)
                                                  -------------  -------------
                                                  -------------  -------------
Weighted average shares outstanding                   1,653,139      1,630,448
                                                  -------------  -------------
Diluted:
  Earnings per share                              $        0.50  $       (0.63)
                                                  -------------  -------------
                                                  -------------  -------------
  Weighted average shares outstanding                 1,712,551      1,881,606
                                                  -------------  -------------
Cash dividend paid per share of common stock      $        0.11  $        0.11
                                                  -------------  -------------
                                                  -------------  -------------


See accompanying notes to consolidated financial statements

                  CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                   Six months     Six months
                                                      Ended          Ended
                                                  June 30, 1998  June 30, 1997
                                                  -------------  -------------
Interest income:
  Interest and fees on loans                      $       9,941  $       9,251
  Interest on investment securities                       1,946          1,294
  Interest on federal funds sold                            420            832
                                                  -------------  -------------
     Total interest income                               12,307         11,377
                                                  -------------  -------------
Interest expense:
  Demand, interest bearing                                  816            712
  Savings                                                   812          1,318
  Time certificates                                       2,630          2,528
  Other                                                     102             12
                                                  -------------  -------------
     Total interest expense                               4,360          4,570
                                                  -------------  -------------
     Net interest income                                  7,947          6,807
Provision for possible loan losses                         (686)        (3,336)
                                                  -------------  -------------
Net interest income after provision for
possible loan losses                                      7,261          3,471
                                                  -------------  -------------
Other income:
  Service charges                                           460            486
  Net gain (loss) on securities transactions                 --             --
  Real Estate Brokered loan fees                            470            265
  Lease Commissions and fees                              1,091            706
  Other                                                     731            698
                                                  -------------  -------------
     Total other income                                   2,752          2,155
                                                  -------------  -------------
Other expenses:
  Salaries and benefits                                   4,070          3,597
  Occupancy                                                 372            324
  Equipment                                                 691            610
  Advertising and promotion                                 172            224
  Stationery and supplies                                   152            179
  Telephone expenses                                        171            189
  Legal and professional fees                               489            137
  Other operating expenses                                1,231          1,081
                                                  -------------  -------------
     Total other expenses                                 7,348          6,341

Earnings before income taxes                              2,665           (715)
Income taxes                                              1,002           (339)
                                                  -------------  -------------
Net Income (Loss)                                 $       1,663  $        (376)
                                                  -------------  -------------
                                                  -------------  -------------
Basic earnings per share                          $        1.01  $       (0.23)
                                                  -------------  -------------
                                                  -------------  -------------
Weighted average shares outstanding                   1,652,141      1,626,911
                                                  -------------  -------------
Diluted:
  Earnings per share                              $        0.97  $       (0.20)
                                                  -------------  -------------
                                                  -------------  -------------
  Weighted average shares outstanding                 1,711,553      1,882,040
                                                  -------------  -------------
Cash dividend paid per share of common stock      $        0.22  $        0.22
                                                  -------------  -------------
                                                  -------------  -------------

See accompanying notes to consolidated financial statements

                  CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                    (UNAUDITED)
                                   (IN THOUSANDS)


                                                            June 30,       JUNE 30,
                                                              1998           1997
                                                           -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)                                          $     1,663   $       (376)
Adjustments to reconcile net income to net cash provided
   by operating activities-
  Depreciation and amortization                                    552            463
  Provision for possible loan losses                               686             40
  Write-down of other real estate owned                             38              0
  Provision for deferred taxes                                      15              5
(Increase) decrease in assets-
  Interest receivable                                           (1,371)        (1,103)
  Other assets                                                   1,328            233
Increase (decrease) in liabilities-
  Interest payable                                                (272)           123
  Other liabilities                                             21,214           (481)
                                                           -----------   ------------
    Net cash provided by operating activities                   23,853         (1,096)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans                               (38,983)       (45,062)
Purchase of investments                                        (20,442)       (11,204)
Proceeds from maturity of HTM Securities                         8,126          5,541
Proceeds from sales/maturity of AFS Securities                   9,055            564
Proceeds from sales of other real estate owned                     774             51
Purchases of premises and equipment                               (371)        (1,001)
                                                           -----------   ------------
    Net cash used for investing activities                     (41,841)       (51,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) in noninterest bearing deposits                 (10,436)        (5,024)
Net increase (decrease) in interest bearing deposits            (7,725)        17,469
Cash dividends                                                    (363)          (341)
Stock options exercised                                            (16)            76
Cash paid in lieu of fractional shares                               0              0
                                                           -----------   ------------
     Net cash provided by (used in) financing activities       (18,540)        12,180

NET INCREASE (DECREASE)                                        (36,528)       (40,027)
                                                           -----------   ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  54,025         64,291
                                                           -----------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        17,497         24,264
                                                           -----------   ------------
                                                           -----------   ------------



See accompanying notes to consolidated financial statements

                  CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (UNAUDITED)



NOTE 1 -  BASIS OF PRESENTATION

     In the opinion of the Company, the unaudited consolidated financial statements, prepared on the accrual basis of accounting, contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company and its subsidiaries at June 30, 1998 and December 31, 1997, and the results of its operations for the periods ended June 30, 1998 and 1997, respectively.

     Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended June 30, 1998, are not necessarily indicative of the operating results for the full year ending December 31, 1998.

NOTE 2 -  CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Feather River State Bank, and EPI Leasing Company Inc. ("EPI"), a subsidiary of Feather River State Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 -  LOANS TO DIRECTORS

     In the ordinary course of business, the Company makes loans to directors of the Company, which on June 30,1998, amounted to a total of approximately $6,069,000.

NOTE 4 -  COMMITMENTS & CONTINGENT LIABILITIES

     In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

NOTE 5 -  CASH DIVIDENDS

     In February and May of 1997 and 1998, the Company paid an eleven cent per share cash dividend.

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

NOTE 7-  COMPREHENSIVE INCOME

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"), which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners. Total comprehensive income (loss) for the six months ended June 30, 1998, and June 30, 1997, is $1,681,000 and $(387,000), respectively.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS


Net income for the six month period ending June 30, 1998, was $1,663,000 for diluted earnings of $.88 per share. This represents a significant increase over the same period in 1997, which saw a net loss of $(376,000), or $(.20) per share on a diluted basis. The 1997 net loss was primarily the result of a contribution to the Allowance for Loan Losses of $3,336,000 as compared to $686,000 during the same period in 1998.

Total assets at June 30, 1998, were $295,613,000, an increase of 1.4% over December 31, 1997, total assets of $291,530,000.

The Company's outstanding net loans were $200,571,000 at June 30, 1998, compared to $162,273,000 at December 31, 1997, an increase of $38,298,000 or 23.6%. This rise was primarily due to an increase of 57.8% or $30,051,000 in Real Estate Loans.

The Company's investment portfolio at June 30, 1998, was $60,478,000, or 20.5% of total assets, an increase from $57,198,000 or 19.6% of total assets at December 31, 1997. At June 30, 1998, the Company had no overnight Federal Funds Sold as compared to $35,600,000 at December 31, 1997. The decrease in Federal Funds Sold was due to the need to fund an increased loan demand.

Deposits at June 30, 1998, were $248,770,000 compared to $266,931,000 at
December 31, 1997, a decrease of 6.8%.

The total loan-to-deposit ratio was 82.8% at June 30, 1998, compared to 62.9% at December 31, 1997. This increase was the result of normal lending cycles of agriculture and real estate loans.

LOANS

Due to the seasonal nature of the Company's lending activities, outstanding loan balances historically increase during the second and third quarters of the year and peak during the late third quarter.

The following table illustrates the increase (decrease) in the Company's loan portfolio for June 30, 1998 over 1997.


                                    June 30,   June 30,     Increase (Decrease)
                                      1998       1997         1998 over 1997
                                    --------   --------     -------------------
Loans:
Commercial and Agricultural         $ 88,694   $ 96,674     $ (7,980)      -8.3%
Consumer                               2,263      2,723         (460)     -16.9%
Real Estate                           82,010     65,240       16,770       25.7%
Leases                                32,602     29,894        2,708        9.1%
Other                                    413      1,740       (1,327)     -76.3%
                                    -------------------------------------------
Total Loans                         $205,982   $196,271     $  9,711        4.9%


Total loans outstanding as of June 30, 1998 were $205,982,000 representing an increase of $9,711,000 or 4.9% over June 30, 1997.

The increase was attributable to the Company's 25.7% increase in real estate loans outstanding between June 30, 1997 and June 30, 1998. This increase was influenced primarily by a rise in real estate construction loans which grew by $15.4 million or 35.9% from June 30, 1997. The Company extends construction loans primarily to builders and developers of single family houses and to individual borrowers. The rise in real estate construction loans was accredited to the Company's strong business development efforts and a general increase in residential real estate activity in the Company's market area.

One other significant factor influenced the loan totals as of June 30, 1998.
The Company's Commercial and Agricultural loan portfolio decreased from $96,674,000 on June 30, 1997 to $88,694,000 on June 30, 1998 representing a decrease of 8.3%. This category represents a broad range of loans. However, most of the decrease was sustained in the agricultural loan category as this particular segment declined by 14% over the past year. The decline was attributed to an unusually wet weather year, increased competition in the market and the Company divesting certain lower quality agricultural loans.

The Company lends primarily to small and medium sized businesses, small to large sized farmers and consumers within its market area, which is comprised principally of Sutter, Yuba, Colusa and Yolo counties and secondarily Butte, Glenn, Sacramento, Placer, Madera and Fresno counties. In addition, the Company originates commercial and industrial equipment leases through its subsidiary EPI located in Sacramento.

During the first quarter of 1998, the Company completed two changes to its lending operations. First, Blaine Lauhon, who previously served as Senior Credit Officer, was promoted to the position of Chief Lending Officer of Feather River State Bank. As CLO, Mr. Lauhon will oversee and manage the entire lending function of the Bank. Second, the agricultural lending unit was centralized in the Bank's 1221 Bridge Street, Yuba City, branch. This change was instituted to provide improved management and supervision, and to achieve certain efficiencies to the loan origination and servicing processes. The Company continues to serve the same agricultural lending area. Therefore, future agricultural loan volume should not be adversely affected.


LOAN QUALITY

The Company places loans on nonaccrual status if (1) principal or interest has been in default for 90 days or more, unless the loan is both well secured and in the process of collection; (2) payment in full of principal or interest is not expected; or (3) the financial condition of the borrower has significantly deteriorated.

The table shown below summarizes the composition of non-performing loans as of June 30, 1998, December 31, 1997 and June 30, 1997 ($ in 000's).

                           -----------------------------------------------------
                            $ Amt.    Change      $ Amt.     Change      $ Amt.
                           6/30/98  Prior Per.   12/31/97  Prior Per.   6/30/97
                           -----------------------------------------------------
ACCRUING LOANS PAST DUE
90 DAYS OR MORE
Commercial                       0                     137      -206%        420
Agricultural                     0                     0.4                     0
Real Estate                      0                      82      -656%        620
Leases                          50       -118%         109      -322%        461
Consumer                         0                     0.2                     0
                           -----------------------------------------------------
                    TOTAL       50       -558%         329      -356%      1,501
                           -----------------------------------------------------
NONACCRUAL LOANS
                           -----------------------------------------------------
Commercial                     935        +25%         692      -145%      1,700
Agricultural                 3,394        -47%       5,013       +22%      3,910
Real Estate                  2,249        +32%       1,518       -26%      1,913
Leases                         159        +19%         128                     0
Consumer                         0                       0                     0
                           -----------------------------------------------------
                    TOTAL    6,737         -9%       7,351        -2%      7,523
                           -----------------------------------------------------
TOTAL NONPERFORMING          6,787        -13%       7,680       -17%      9,024
                           -----------------------------------------------------



The Company reduced nonperforming loans by 13% during the first half of 1998 and by 33% over the past twelve months. Nonperforming loans comprised 3.2% of the portfolio on June 30, 1998, which was down from 4.5% of the portfolio on both December 31, 1997 and on June 30, 1997.

From a historical perspective, nonperforming loans escalated significantly during the first half of 1997. This increase in nonperforming loans was attributable to heightened risk exposure in a limited number of large credit relationships. Since that time, the Company has made a concerted effort to reduce nonperforming loans. In 1997, Management assembled an experienced group of loan collectors to aggressively collect the nonperforming and charged-off loans. Additionally, a plan was adopted to reduce the level of nonperforming and problem loans. This approach has been successful.

Most of the nonperforming loans are now operating under Workout Agreements, Restructure Agreements or Liquidation Agreements. The specific terms of these agreements vary depending upon the specific circumstances involved. Management projects additional progress toward the resolution of these troubled loans during the second half of 1998. All of these loans are in the process of collection. However, due to particular factors surrounding specific nonperforming loans, management projects that some of these loans will not be collected prior to year end 1998.

The Company's nonperforming credits are concentrated in four credit relationships, which comprise 83% of the total. One large agricultural credit relationship comprises 47.8% of the total. This borrower sustained financial difficulty stemming from a combination of factors. The debtor is currently in bankruptcy which has slowed progress toward ultimate loan resolution. Ongoing negotiations are occurring in an attempt to restructure the credit. Management anticipates a conclusion to the restructuring during the third quarter of 1998.

Two of the three other nonperforming loans are to agricultural borrowers in the livestock industry. These borrowers sustained financial difficulties due to declining commodity prices and other factors. Significant progress was made on one of these loans during the second quarter of 1998, and this loan is projected to be retired in full during the third quarter of 1998. The other nonperforming livestock loan is operating successfully under a workout agreement. Management projects that this loan can be transferred out of nonaccrual status prior to the end of the year.

The fourth large nonaccrual loan, comprising 21% of total nonperforming loans, is to a real estate developer. The bank financed a subdivision that did not proceed as scheduled. The borrower has sustained cash flow and solvency problems. This credit has been restructured under a new development plan. Progress was made during the second quarter as the real estate market improved modestly. According to the terms of the plan, Management expects additional loan reductions during the third and fourth quarters of 1998.

The Company's Allowance for Possible Loan Losses totaled $5,411,000 or 2.62% of gross loans as of June 30, 1998. This amount is compared to $5,514,000 as of December 31, 1997 and $4,202,000 as of June 30, 1997. The Company uses the allowance method in providing for possible loan losses. Loan losses are charged to the allowance for possible loan losses and recoveries are credited to it. Management believes that the total allowance for possible loan losses is adequate to cover potential losses in the loan portfolio. While Management uses available information to provide for loan losses, future additions to the allowance may be necessary based on changes in economic conditions and other factors.

Additions to the allowance for possible loan losses are made by provisions for possible loan losses. The provision for possible loan losses is charged to operating expense and is based upon past loan loss experience and estimates of potential loan losses which, in Management's judgment, deserves current recognition. Other factors considered by Management include growth, composition and overall quality of the loan portfolio, review of specific problem loans and current economic conditions that may affect the borrower's ability to repay the loan. Actual losses may vary from current estimates. The estimates are reviewed regularly, and adjustments, as necessary, are charged to operations in the period in which they become known.

                               RESULTS OF OPERATIONS

                      Three and six months ended June 30, 1998
                                   Compared with
                      Three and six months ended June 30, 1997


During the three month period ending June 30, 1998, the Company's net income was $851,000, an increase of $2,044,000 over the same period in 1997. For the six month period ending June 30, 1998, net income was $1,663,000, an increase of $2,039,000 over the same period in 1997. During the first half of 1997, the Bank chose to increase its allowance for possible loan losses which caused the Company's net interest income after provision for possible loan losses to decrease. Net interest income after provision for possible loan losses was $3,862,000 for the three months ended June 30, 1998 as compared to $249,000 for the same period in 1997. For the six month period ending June 30,1998, interest income after provision for possible loan losses was $7,261,000 as compared to $3,471,000 for the same six month period in 1997.

Additionally, during the three month period ending June 30, 1998, the Company realized a 7.4% or $437,000 increase in total interest income for 1998 over 1997. Total Interest Income stood at $6,341,000 in 1998, as compared to the
1997 amount of $5,904,000.   During the six month period the Company recognized
a 8.2% or $930,000 increase in 1998 over 1997 total interest income, which stood at $12,307,000 in 1998, as compared to the 1997 amount of $11,377,000. The growth in income can be attributed to a rise in the balance of average loans in 1998 over 1997. The increase in 1998 over 1997 amounted to 7.02% and 7.67% for the three and six month periods, respectively.

The yield on average loans for the three and six month periods ended June 30, 1998, compared to the same periods in 1997, is set forth in the following table (in thousands except for percentages):

                      Three months    Three months    Six months    Six months
                         Ended            Ended         Ended          Ended
                     June 30, 1998    June 30, 1997  June 30, 1998  June 30, 1997
                     ------------------------------------------------------------
Average loans           $  188,915      $  176,531    $  178,437     $  165,725
  Outstanding
Average yields               11.29%          11.17%        11.14%         11.16%
Amount of interest
  & fees earned         $    5,334      $    4,928    $    9,941     $    9,251
Average prime rate            8.50%           8.50%         8.50%          8.50%


The Company also experienced a decrease in Total Interest Expense of 7.2% or $170,000, for the three months ending June 30, 1998 over 1997, and 4.6% or $210,000, for the six months ending June 30, 1998 over 1997. These decreases in interest expense primarily reflect a lower average rate paid on deposits as the Company adjusted its rates to levels consistent with the markets it serves.

Rates and amounts paid on average deposits, including noninterest-bearing deposits for the three and six month periods ended June 30, 1998, compared to the same periods in 1997, are set forth in the following table (in thousands except for percentages):

                     Three months   Three months    Six months     Six months
                        ended           Ended          Ended          Ended
                    June 30, 1998   June 30, 1997  June 30, 1998  June 30, 1997
                    -----------------------------------------------------------
Average deposits
  Outstanding          $  250,290      $  243,177     $  255,664     $  240,216
Average rates paid           3.34%           3.88%          3.33%          3.80%
Amount of interest
  paid or accrued      $    2,092      $    2,359     $    4,258     $    4,570


The Company also experienced an increase in Total Other Income of $309,000 or 28.3% for the three month period and $597,000 or 27.7% for the six month period ended June 30, 1998 over the same period in 1997. The growth was primarily due to increased lease commissions and fees amounting to $164,000 or 44.6% for the three month period and $385,000 or 54.5% for the six month period. Another source contributing to the growth in Total Other Income was a three month increase in 1998 over 1997 of $94,000 or 65.7%, and six month increase of $205,000 or 77.4%, in Real Estate Brokered Loan fees. Both increases are attributed to the increased real estate loan volume.

Total Other Expenses for the three and six months ended June 30, 1998, were $3,893,000 and $7,348,000, an increase of $509,000 and $1,007,000 over the same periods in 1997, respectively. The increases were primarily due to higher salaries and benefits expense and legal along with professional fees. Salaries and benefits increased $219,000 or 11.6% for the 3 month period and $473,000 or 13.1% for the six month periods ending June 30, 1998. Aside from normal salary raises, the additional expense was due to increased commissions earned due to the higher volume of Real Estate lending. Legal and professional fees increased $268,000 for the three month period and $352,000 for the six month periods ending June 30, 1998, over the same period in 1997. This rise is attributed to the escalated legal expense associated with collection and resolution of nonperforming loans.

The following tables summarize the principal elements of operating expenses and disclose the increases (decreases) and percent of increases (decreases) for the three and six month periods ended June 30, 1998 and 1997 (in thousands except for percentages):

                              Three months ended June 30,   Increase (Decrease)
                                  1998           1997          1998 over 1997
                              -------------------------------------------------
Salaries and benefits           $    2,107      $   1,888     $     219    11.6%
Occupancy                              185            180             5     2.8%
Equipment                              343            328            15     4.6%
Advertising and promotion               74            139           (65)  -46.8%
Stationery & supplies                   77             78            (1)   -1.3%
Telephone expenses                      78            104           (26)  -25.0%
Legal and professional fees            328             60           268   446.7%
Other operating expenses               701            607            94    15.5%
                              -------------------------------------------------
  Total other expenses          $    3,893      $   3,384     $     509    15.0%
                              -------------------------------------------------

                               Six months ended June 30,     Increase (Decrease)
                                  1998           1997           1998 over 1997
                               ------------------------------------------------
Salaries and benefits           $     4,070     $  3,597       $    473    13.1%
Occupancy                               372          324             48    14.8%
Equipment                               691          610             81    13.3%
Advertising and promotion               172          224            (52)  -23.2%
Stationery & supplies                   152          179            (27)  -15.1%
Telephone expenses                      171          189            (18)   -9.5%
Legal and professional fees             489          137            352   256.9%
Other operating expenses              1,231        1,089            150    13.9%
                               ------------------------------------------------
  Total other expenses          $     7,348      $ 6,341       $  1,007    15.9%
                               ------------------------------------------------

Applicable income taxes for the three and six month periods ended June 30, 1998, were $520,000 and $1,002,000 as compared to the June 30, 1997 amounts of $(849,000) and $(339,000), respectively.

 LIQUIDITY

During the first two quarters of each year, the Bank historically has tended to have excess liquidity. The Bank's seasonal agricultural loan demand tends to challenge the Bank's liquidity position beginning in the second quarter and continuing into the third quarter of each year. The Bank's liquid assets consist of cash and due from banks, federal funds sold and investment securities with maturities of one year or less (exclusive of pledged securities).

The Bank has formal and informal borrowing arrangements with the Federal Reserve Bank to meet unforeseen deposit outflows or seasonal loan funding demands. The Bank has also entered into an agreement with Lehman Brothers for a standby short-term loan secured by U.S. Government and Agency Obligations in the Bank's investment portfolio, in order to fund any liquidity needs not met by other sources of funding as warranted by loan demand. As of June 30, 1998, the Bank had $21,951,000 outstanding on these lines and had no balances outstanding as of December 31, 1997.

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

Management has developed a matrix that calculates changes to the Net Interest Margin in both an increasing rate environment and a decreasing rate environment. A 200 basis point (2%) shock rate is used for this calculation. The matrix calculates a one-year Interest Rate Risk taking into consideration the delays in the timing of repricing based on actual experience.

The one-year Interest Rate Risk ratios at June 30, 1998, for an increasing rate environment and a decreasing rate environment were 3.0% and 17.4%, respectively. This means that if interest rates go up the Bank's Net Interest Margin will increase; if interest rates go down it will decrease.

CAPITAL RESOURCES

Total shareholders' equity on June 30, 1998, increased by $1,303,000 to $22,673,000 over December 31, 1997, total shareholders' equity of $21,370,000.

The Company is subject to capital adequacy guidelines issued by federal regulators. These guidelines are intended to reflect the degree of risk associated with both on- and off-balance sheet items.

Financial institutions are expected to comply with a minimum ratio of qualifying total capital to risk-weighted assets of 8%, at least half of which must be in Tier 1 Capital. In addition, federal agencies have adopted a minimum leverage ratio of Tier 1 Capital to total assets of 4%, which is intended to supplement risk-based capital requirements and to ensure that all financial institutions continue to maintain a minimum level of core capital. As a result of the Bank's 1997 financial performance, the Bank's Board of directors has passed a resolution that the Bank's minimum Tier 1 leverage ratio should not fall below 7%.

As can be seen by the following tables, the Company exceeded all regulatory capital ratios on June 30, 1998, and on December 31, 1997:


RISK-BASED CAPITAL RATIO
AS OF JUNE 30, 1998
------------------------------------------------------------------------------
                                         Company                  Bank
(Dollars in thousands)
                                  Amount          Ratio    Amount        Ratio
------------------------------------------------------------------------------
Tier 1 Capital                  $ 22,442          8.26%  $ 22,344        8.23%
Tier 1 Capital
  Minimum requirement             10,865          4.00%    10,860        4.00%
                                ---------------------------------------------
    Excess                      $ 11,577          4.26%  $ 11,484        4.23%
                                ---------------------------------------------
                                ---------------------------------------------
Total Capital                     25,862          9.52%    25,763        9.49%
Total Capital
  Minimum requirement             21,729          8.00%    21,720        8.00%
                                ---------------------------------------------
Excess                          $  4,133          1.52%  $  4,043        1.49%
                                ---------------------------------------------
Risk-adjusted assets            $271,618                 $271,512
                                ---------------------------------------------
                                ---------------------------------------------
LEVERAGE CAPITAL RATIO

Tier 1 Capital to quarterly     $ 22,442          7.93%  $ 22,344        7.89%
  Average total assets
Minimum leverage requirement      11,321          4.00%    11,322        4.00%
                                ---------------------------------------------
Excess                          $ 11,121          3.93%  $ 11,022        3.89%
                                ---------------------------------------------
                                ---------------------------------------------
Total quarterly average assets  $283,033                 $283,048
                                --------                 --------
                                --------                 --------


RISK BASED CAPITAL RATIO
AS OF DECEMBER 31, 1997
------------------------------------------------------------------------------
                                        Company                   Bank
(Dollars in thousands)
                                  Amount          Ratio    Amount        Ratio
------------------------------------------------------------------------------
Tier 1 Capital                  $ 21,151          8.99%  $ 21,040        8.96%
Tier 1 Capital
  Minimum requirement              9,413          4.00%     9,390        4.00%
                                ---------------------------------------------
    Excess                      $ 11,738          4.99%  $ 11,650        4.96%
                                ---------------------------------------------
                                ---------------------------------------------
Total Capital                     24,124         10.25%    24,006       10.23%
Total Capital minimum
      Requirement                 18,826          8.00%    18,780        8.00%
                                ---------------------------------------------
Excess                            $5,298          2.25%  $  5,226        2.23%
                                ---------------------------------------------
Risk-adjusted assets            $235,330                 $234,750
                                ---------------------------------------------
                                ---------------------------------------------
LEVERAGE CAPITAL RATIO

Tier 1 Capital to quarterly     $ 21,151          7.43%  $ 21,040        7.40%
  Average total assets
Minimum leverage requirement      11,384          4.00%    11.377        4.00%
                                ---------------------------------------------
Excess                          $  9,767          3.43%  $  9,663        3.40%
                                ---------------------------------------------
                                ---------------------------------------------
Total quarterly average assets  $284,598                 $284,423
                                --------                 --------
                                --------                 --------

DIVIDENDS

Federal and State banking and corporate laws could limit the banks ability to pay dividends to the Company. The Federal Reserve Board has issued a policy statement that a bank holding company should not declare or pay a cash dividend to its shareholders if the dividend would place undue pressure on the capital of its subsidiary banks or if the dividend could be funded only through additional borrowings or other arrangements that may adversely affect the financial position of the holding company. In addition, a bank holding company may not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend, and its prospective rate of earnings retention is sufficient to fully fund each dividend and appears consistent with its capital needs, asset quality and overall financial condition. As a result of the Bank's disappointing 1997 financial performance and concerns disclosed during the Bank's December 31, 1997, joint regulatory examination, the Bank's Board of Directors has passed a resolution which requires the Bank to seek the written approval of the Federal Deposit Insurance Corporation and California Department of Financial Institutions prior to the payment of any cash dividends.


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

PART II  OTHER INFORMATION

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES

California Independent Bancorp's Annual Meeting of Shareholders was held on May 20, 1998, in Yuba City, California. The following resolutions were distributed to stockholders and adopted:

1. To elect the following nine (9) nominees to serve as directors until the next Annual Meeting and until their successors are elected and have been qualified:


                                            For           Abstain
                                         ---------        -------
     Harold M. Eastridge                 1,167,608         43,582
     William H. Gilbert                  1,127,666         83,524
     Lawrence G. Harris                  1,172,426         38,764
     Robert J. Mulder                    1,172,464         38,726
     David A. Offutt                     1,170,185         41,005
     William K. Retzer                   1,170,857         40,333
     Ross D. Scott                       1,171,657         39,533
     Louis F. Tarke                      1,172,833         38,357
     Michael C. Wheeler                  1,161,918         49,272


2. To ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants.


     Vote:               For             1,169,043
                         Against            36,454
                         Abstained           5,693

ITEM 6  EXHIBITS AND REPORTS ON FORM 8K

     Reports on Form 8K

           No reports on Form 8K were filed during the quarter.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               California Independent Bancorp

Date:  July 28, 1998                           /S/ Robert J. Mulder
     ----------------------                    ------------------------------
                                               Robert J. Mulder
                                               President

Date:  July 28, 1998                           /S/ Annette Bertolini
     ----------------------                    ------------------------------
                                               Annette Bertolini
                                               Chief Financial Officer