Form 10-Q
period 1998-09-30
CALIFORNIA INDEPENDENT BANCORP
filed 1998-11-12
CIK 948976

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
         Class                                   September 30, 1998
         -----                                   ------------------
         Common stock, no par value              1,741,568 shares


This report contains a total of 24 pages

                          PART I- FINANCIAL INFORMATION


ITEM 1                                                                     PAGE

CALIFORNIA INDEPENDENT BANCORP AND
SUBSIDIARIES FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS                                                3

   CONSOLIDATED STATEMENTS OF INCOME FOR THREE MONTHS                         4

   CONSOLIDATED STATEMENTS OF INCOME FOR NINE MONTHS                          5

   CONSOLIDATED STATEMENTS OF CASH FLOWS                                      6

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               7-8

ITEM 2

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                                   9-22

ITEM 3

   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                22


                           PART II- OTHER INFORMATION

ITEM 1

   LEGAL PROCEEDINGS                                                         23


ITEM 2

   CHANGES IN SECURITIES AND USE OF PROCEEDS                                 23


ITEM 3

   DEFAULTS UPON SENIOR SECURITIES                                           23

ITEM 4

   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                       23

ITEM 5

   OTHER INFORMATION                                                         23

ITEM 6

   EXHIBITS AND REPORTS ON FORM 8K                                           23

SIGNATURES                                                                   24

                          PART I-FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    September 30,                 December 31,
                                                                         1998                         1997
                                                              ---------------------------  ----------------------------
Assets
Cash and due from banks                                                          $18,147                       $18,425
Federal funds sold                                                                     -                        35,600
                                                              ---------------------------  ----------------------------
    Total Cash and Equivalents                                                    18,147                        54,025

Investment securities:
  Available-for-sale securities, at fair value                                    38,779                        38,042
  Held-to-maturity securities, at amortized cost
    (fair value of $8,854 and  $19,245 respectively)                               8,758                        19,156
                                                              ---------------------------  ----------------------------
    Total investments                                                             47,537                        57,198
Loans:
  Commercial and agricultural                                                     87,643                        79,385
  Consumer                                                                         2,265                         1,956
  Real Estate                                                                     82,486                        51,959
  Lease financing                                                                 30,907                        33,465
  Other                                                                              311                         1,022
                                                              ---------------------------  ----------------------------
    Total loans                                                                  203,612                       167,787
  Less allowance for possible loan losses                                         (5,525)                       (5,514)
                                                              ---------------------------  ----------------------------
    Net Loans                                                                    198,087                       162,273
Premises and equipment, net                                                        7,903                         8,178
Interest receivable                                                                3,028                         2,671
Other real estate owned                                                                -                           918
Other assets                                                                       5,025                         6,267
                                                              ---------------------------  ----------------------------
   Total assets                                                                  279,727                       291,530
                                                              ---------------------------  ----------------------------
                                                              ---------------------------  ----------------------------
Liabilities and shareholders' equity
Deposits:
  Demand, non-interest bearing                                                   $50,078                       $62,224
  Demand, interest bearing                                                        46,055                        40,133
Savings and Money Market                                                          56,931                        68,790
Time certificates                                                                 89,871                        95,784
                                                              ---------------------------  ----------------------------
    Total deposits                                                               242,935                       266,931
Interest payable                                                                   1,593                         1,814
Federal funds purchased and other borrowings                                      10,896                             -
Other liabilities                                                                  1,032                         1,415
                                                              ---------------------------  ----------------------------
  Total liabilities                                                              256,456                       270,160

Shareholders' equity:
Common stock, no par value; 20,000,000 shares authorized; 1,741,568 and
    1,651,131 shares outstanding September 30, 1998
    and December 31, 1997, respectively                                           15,508                        13,587
Retained earnings                                                                  7,752                         7,864
Debt guarantee of ESOP                                                               (80)                          (80)
Net unrealized gains (losses) on available-for-sale
securities                                                                            91                            (1)
                                                              ---------------------------  ----------------------------
Total shareholders' equity                                                        23,271                        21,370
                                                              ---------------------------  ----------------------------
Total liabilities and shareholders' equity                                      $279,727                      $291,530
                                                              ---------------------------  ----------------------------
                                                              ---------------------------  ----------------------------

See accompanying notes to consolidated financial statements

                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                     Three months                      Three months
                                                                         Ended                             Ended
                                                                   September 30, 1998                September 30, 1997
                                                        --------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                                    $5,699                               $5,395
  Interest on investment securities                                                857                                  573
  Interest on federal funds sold                                                     -                                  194
                                                        -------------------------------          ---------------------------
    Total interest income                                                        6,556                                6,162
                                                        -------------------------------          ---------------------------
Interest expense:
  Demand, interest bearing                                                         434                                  326
  Savings                                                                          366                                  627
  Time certificates                                                              1,258                                1,447
  Other                                                                            312                                    6
                                                        -------------------------------          ---------------------------
    Total interest expense                                                       2,370                                2,406
                                                        -------------------------------          ---------------------------
    Net interest income                                                          4,186                                3,756
Provision for possible loan losses                                                (754)                                    -
                                                        -------------------------------          ---------------------------
Net interest income after provision for possible loan
losses                                                                           3,432                                3,756
                                                        -------------------------------          ---------------------------
Other income:
  Service charges                                                                  232                                  274
  Net gain (loss) on securities transactions                                         -                                    -
  Real Estate Brokered loan fees                                                   348                                  231
  Lease Commissions and fees                                                       465                                  516
  Other                                                                            514                                  437
                                                        -------------------------------          ---------------------------
    Total other income                                                           1,559                                1,458
                                                        -------------------------------          ---------------------------
Other expenses:
  Salaries and benefits                                                          2,118                                1,988
  Occupancy                                                                        215                                  203
  Equipment                                                                        374                                  331
  Advertising and promotion                                                         67                                   85
  Stationery and supplies                                                           72                                   63
  Telephone expenses                                                               109                                  103
  Legal and professional fees                                                      231                                   95
  Other operating expenses                                                         722                                  708
                                                        -------------------------------          ---------------------------
    Total other expenses                                                         3,908                                3,576

Earnings before income taxes                                                     1,083                                1,638
Income taxes                                                                       404                                  650
                                                        -------------------------------          ---------------------------
Net Income                                                                        $679                                 $988
                                                        -------------------------------          ---------------------------
                                                        -------------------------------          ---------------------------
Basic earnings per share                                                         $0.41                                $0.60
                                                        -------------------------------          ---------------------------
                                                        -------------------------------          ---------------------------
Weighted average shares outstanding
                                                                             1,669,503                            1,650,073
                                                        -------------------------------          ---------------------------
Diluted:
  Earnings per share                                                             $0.39                                $0.52
                                                        -------------------------------          ---------------------------
                                                        -------------------------------          ---------------------------
  Weighted average shares outstanding                                        1,732,686                            1,899,879
                                                        -------------------------------          ---------------------------
Cash dividend paid per share of common stock                                     $0.11                                $0.11
                                                        -------------------------------          ---------------------------
                                                        -------------------------------          ---------------------------

See accompanying notes to consolidated financial statements

                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 Nine months                            Nine months
                                                                    Ended                                  Ended
                                                              September 30, 1998                     September 30, 1997
                                                        --------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                                   $15,640                              $14,646
  Interest on investment securities                                              2,803                                1,867
  Interest on federal funds sold                                                   420                                1,026
                                                        -------------------------------          ---------------------------
    Total interest income                                                       18,863                               17,539
                                                        -------------------------------          ---------------------------
Interest expense:
  Demand, interest bearing                                                       1,250                                1,038
  Savings                                                                        1,178                                1,945
  Time certificates                                                              3,888                                3,975
  Other                                                                            414                                   18
                                                        -------------------------------          ---------------------------
    Total interest expense                                                       6,730                                6,976
                                                        -------------------------------          ---------------------------
    Net interest income                                                         12,133                               10,563
Provision for possible loan losses                                              (1,440)                              (3,336)
                                                        -------------------------------          ---------------------------
Net interest income after provision for possible loan
losses                                                                          10,693                                7,227
                                                        -------------------------------          ---------------------------

Other income:
  Service charges                                                                  692                                  760
  Net gain (loss) on securities transactions                                         -                                    -
  Real Estate Brokered loan fees                                                   818                                  496
  Lease Commissions and fees                                                     1,556                                1,223
  Other                                                                          1,245                                1,134
                                                        -------------------------------          ---------------------------
    Total other income                                                           4,311                                3,613
                                                        -------------------------------          ---------------------------
Other expenses:
  Salaries and benefits                                                          6,188                                5,585
  Occupancy                                                                        587                                  527
  Equipment                                                                      1,065                                  941
  Advertising and promotion                                                        239                                  309
  Stationery and supplies                                                          224                                  242
  Telephone expenses                                                               280                                  292
  Legal and professional fees                                                      720                                  232
  Other operating expenses                                                       1,953                                1,789
                                                        -------------------------------          ---------------------------
    Total other expenses                                                        11,256                                9,917

Earnings before income taxes                                                     3,748                                  923
Income taxes                                                                     1,406                                  311
                                                        -------------------------------          ---------------------------
Net Income                                                                      $2,342                                 $612
                                                        -------------------------------          ---------------------------
                                                        -------------------------------          ---------------------------
Basic earnings per share                                                         $1.41                                $0.37
                                                        -------------------------------          ---------------------------
                                                        -------------------------------          ---------------------------
Weighted average shares outstanding                                          1,657,949                            1,634,717
                                                        -------------------------------          ---------------------------
Diluted:
  Earnings per share                                                             $1.36                                $0.32
                                                        -------------------------------          ---------------------------
                                                        -------------------------------          ---------------------------
  Weighted average shares outstanding                                        1,721,132                            1,888,052
                                                        -------------------------------          ---------------------------
Cash dividend paid per share of common stock                                     $0.33                               $0.33
                                                        -------------------------------          ---------------------------
                                                        -------------------------------          ---------------------------

See accompanying notes to consolidated financial statements

                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Nine Months ended September 30, 1998 and September 30, 1997
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                              September 30, 1998            Sptember 30, 1997
                                                                        ------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $2,342                         $612
Adjustments to reconcile net income to net cash
provided by operating activities-
  Depreciation and amortization                                                              839                          718
  Provision for possible loan losses                                                       1,440                        3,336
  Write-down of other real estate owned                                                       54                            0
  Provision for deferred taxes                                                                75                            9
(Increase) decrease in assets-
  Interest receivable                                                                       (357)                        (455)
  Other assets                                                                             1,167                          336
Increase (decrease) in liabilities-
  Interest payable                                                                          (221)                         329
  Fed Funds purchased, other borrowings and other liabilities                             10,514                          507
                                                                        ------------------------------------------------------
    Net cash provided by operating activities                                             15,853                        5,392

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans                                                         (37,359)                     (35,444)
Purchase of investments                                                                  (20,369)                     (18,100)
Proceeds from maturity of HTM Securities                                                  12,781                       11,406
Proceeds from sales/maturity of AFS Securities                                            17,341                        3,273
Proceeds from sales of other real estate owned                                               969                          178
Purchases of premises and equipment                                                         (565)                      (1,388)
                                                                        ------------------------------------------------------
    Net cash used for investing activities                                               (27,202)                     (40,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) in noninterest bearing deposits                                           (12,145)                          231
Net increase (decrease) in interest bearing deposits                                     (11,851)                       18,871
Cash dividends                                                                              (546)                         (512)
Stock options exercised                                                                       25                           101
Cash paid in lieu of fractional shares                                                       (12)                          (15)
                                                                        ------------------------------------------------------
    Net cash provided by (used in) financing activities                                  (24,529)                       18,676

NET INCREASE (DECREASE)                                                                  (35,878)                      (16,007)
                                                                        ------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            54,025                        64,228
                                                                        ------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  18,147                        48,221
                                                                        ------------------------------------------------------
                                                                        ------------------------------------------------------

See accompanying notes to consolidated financial statements

                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of Management, the unaudited consolidated financial statements contain all adjustments which are necessary to present fairly the financial position of California Independent Bancorp ("Company") and its subsidiaries at September 30, 1998 and December 31, 1997, and the results of its operations for the periods ended September 30, 1998 and 1997, respectively.

         Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with SEC rules or regulations. The results of operations for the period ended September 30, 1998, are not necessarily indicative of the operating results for the full year ending December 31, 1998. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual report for the year ended December 31, 1997.

Note 2 - Consolidation

         The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Feather River State Bank ("Bank"), and the Bank's wholly owned subsidiary EPI Leasing Company Inc. ("EPI"). All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Loans to Directors

         In the ordinary course of business, the Company makes loans to directors of the Company, which on September 30, 1998, amounted to a total of approximately $5,214,000.

Note 4 - Commitments & Contingent Liabilities

         In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

Note 5 - Cash Dividends

         In February, May and August of 1997 and 1998, the Company paid an eleven cent per share cash dividend.

Note 6 - Earnings Per Share

         In February 1997, the Financial Accounting Standards Board (" FASB") issued SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share ("EPS"). It replaced the presentation of primary EPS with a presentation of basic EPS. It also required dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and required reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The statement is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement for all periods presented. The implementation of this statement does not have a material effect on the Company's reported financial position or net income.

Note 7- Comprehensive Income

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners. Total comprehensive income for the nine months ended September 30, 1998, and September 30, 1997, is $2,433,000 and $611,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

California Independent Bancorp ("CIB," and with its subsidiaries the "Company") is a financial institution holding company headquartered in Yuba City, California. CIB has one subsidiary, Feather River State Bank ("Bank") which operates as a California state chartered commercial bank. The Bank has one wholly owned subsidiary, EPI Leasing Company Inc. ("EPI"), a equipment leasing company located in Citrus Heights, California.

Certain statements in this Form 10-Q quarterly report include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to the 'safe harbor' provisions created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; and changes in business conditions, volatility of rate sensitive deposits, operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. In addition, such risks and uncertainties include mortgage banking activities, merchant card processing and concentration of lending activities. The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 1997 to September 31, 1998, and significant changes and trends in the Company's results of operations for the three and six months ended September 31, 1998, compared to the same period in 1997.


         OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS


Net income for the nine month period ending September 30, 1998, was $2,342,000 resulting in diluted earnings of $1.36 per share. This represents a significant increase over the same period in 1997, which saw a net income of $612,000, or $.32 per share on a diluted basis. The growth in Net Income in 1998 over 1997 can primarily be attributed to a reduction in contributions to the Allowance for Loan Losses to $1,440,000 in 1998 compared to $3,336,000 for the same period in 1997.

Total assets at September 30, 1998, decreased from the December 31, 1997 total of 291,530,000 by 4.0% to $279,727,000.

The Company's outstanding net loans were $198,087,000 at September 30, 1998. This represents an increase of $35,814,000 or 22.1% from the December 31, 1997 amount of $162,273,000. This rise was primarily due to an increase of 58.8% or $30,527,000 in Real Estate Loans.

The Company's investment portfolio at September 30, 1998, was $47,537,000, or 17.0% of total assets, a decrease from $57,198,000 or 19.6% of total assets at December 31, 1997. At September 30, 1998, the Company had no overnight Federal Funds Sold as compared to $35,600,000 at December 31, 1997. The decrease in Federal Funds Sold was due to the need to fund an increased seasonal loan demand.

Because of the need to fund the increased seasonal loan demand, the Company had $10,896,000 in outstanding Federal Funds purchased and other borrowings at September 30, 1998. The Company had no balances outstanding on these borrowing lines at December 31, 1997.

Deposits at September 30, 1998, were $242,935,000 compared to $266,931,000 at December 31, 1997, a decrease of 9.0%.

The total loan-to-deposit ratio was 83.8% at September 30, 1998, compared to 62.9% at December 31, 1997. This increase was the result of normal seasonal lending cycles of agriculture loans and an increased focus by the Company in real estate lending.

         LOANS

The Company lends primarily to small and medium sized businesses, small to large sized farmers and consumers within its market area, which is comprised principally of Sutter, Yuba, Colusa and Yolo counties and secondarily Butte, Glenn, Sacramento, Placer, Madera and Fresno counties. In addition, The Company originates commercial and industrial equipment leases through the Bank's subsidiary EPI, which is headquartered in Citrus Heights.


Due to the seasonal nature of the Company's agricultural lending activities, outstanding loan balances historically increase during the second and third quarters of the year and peak during the late third quarter.


The following table illustrates the increase (decrease) in the Company's loan portfolio for September 30, 1998 over December 31, 1997.

--------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                            September 30,         December 31,            Increase (Decrease)
                                                     1998                   1997                   1998 over 1997
                                                --------------------------------------------------------------------------
                                                --------------------------------------------------------------------------
Loans:
Commercial                                          $ 87,643              $ 79,385            $ 8,258           10.4%
Consumer                                               2,265                 1,956            $   309           15.8%
Real Estate                                           82,486                51,959            $30,527           58.8%
Leases                                                30,907                33,465            $(2,558)          (7.6%)
Other                                                    311                 1,022            $  (711)         (69.6%)
                                                --------------------------------------------------------------------------
Total Loans                                         $203,612              $167,787            $35,825           21.4%
--------------------------------------------------------------------------------------------------------------------------


Total loans outstanding as of September 30, 1998 were $203,612,000 representing an increase of $35,825,000 or 21.4% over December 31, 1997.

The increase is attributable to two principal events:

     1. The Company's real estate loan portfolio increased 58.8% between December 31, 1997 and September 30, 1998, from $51,959,000 to $82,486,000. This increase was influenced primarily by a rise in real estate construction loans. The Company extends construction loans primarily to builders and developers of single family houses and individual borrowers. The rise in real estate construction loans was accredited to the Company's strong business development efforts and a general increase in residential real estate activity in the Company's market area. In addition to construction loans, the Company has also increased its portfolio of term, residential real estate loans.

     2. Agricultural and Commercial loans increased $8,258,000 or 10.4% between December 31, 1997 and September 30, 1998. Most of this increase occurred in the agricultural portfolio. The Company provides a wide range of loan products to farmers and agri-businesses throughout its trade area. Agricultural loans are reported under the "Commercial Loan" category in the consolidated balance sheet. The rise is largely a matter of the timing of the agricultural operating cycle. Many of the Company's agricultural loans are annual crop production loans. September 30 is typically a high point in the agricultural credit cycle. Crops are usually sold during the fourth quarter and the loan balances are reduced.

The Company's lease portfolio decreased from $33,465,000 on December 31, 1997 to $30,907,000 on September 30, 1998 representing a decrease of 7.6%. The Company originates commercial and industrial equipment leases through the Bank's subsidiary EPI. During the first and third quarters of 1998, the Company elected to sell several pools of leases as part of its portfolio management strategy. These lease pool sales resulted in the reduction in lease receivables as of September 30, 1998 compared to December 31, 1997.


         LOAN QUALITY

During the third quarter of 1998, the Company completed a restructuring of the Bank's loan administration. Loan administration is considered a critical part of lending operations as this unit is charged with management and oversight of the loan portfolio. The restructuring involved reassigning certain loan management duties among existing staff members and hiring additional staff and is intended to strengthen management's supervision over the loan portfolio.

The Company places loans on nonaccrual status if (1) principal or interest has been in default for 90 days or more, unless the loan is both well secured and in the process of collection; (2) payment in full of principal or interest is not expected; or (3) the financial condition of the borrower has significantly deteriorated.

The table shown below summarizes the composition of non-performing loans as of September 30, 1998, December 31, 1997 and September 30, 1997, as well as the changes between the periods.


                              --------------------------------------------------------------------------------------
                                   $ Amt.           Change          $ Amt.          Change            $ Amt.
(Dollars in thousands)             9/30/98                         12/31/97                           9/30/97
----------------------        --------------------------------------------------------------------------------------
Accruing loans past due
90 days or more
Commercial                              0                            137             (67%)                 428
Agricultural                            0                            0.4                                   -0-
Real Estate                             0                             82            (362%)                 379
Leases                                 41            (62%)           109             (58%)                 260
Consumer                                1                            0.2                                    54
                              --------------------------------------------------------------------------------------
                        TOTAL          42            (87%)           329             (70%)               1,121
                              --------------------------------------------------------------------------------------
                              --------------------------------------------------------------------------------------
Nonaccrual Loans
Commercial                          1,055            +52%            692             (43%)               1,221
Agricultural                        2,726            (45%)         5,013             +44%                3,480
Real Estate                         2,525            +66%          1,518             (32%)               2,258
Leases                                177            +38%            128                                   -0-
Consumer                                0                              0                                   -0-
                              --------------------------------------------------------------------------------------
                        TOTAL       6,483            (11%)         7,351              +5%                6,959
                              --------------------------------------------------------------------------------------
                              --------------------------------------------------------------------------------------
Total Nonperforming                 6,525            (15%)         7,680              (5%)               8,080
                              --------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


The Company has reduced nonperforming loans by 20% during the past year and by 15% in the first three quarters of 1998. Nonperforming loans comprised 3.2% of the portfolio on September 30, 1998, which was down from 4.5% of the portfolio on December 31, 1997 and 4.4% on September 30, 1997.

The Company's nonperforming loans escalated significantly during the first half of 1997. The increase in nonperforming loans during that period was attributable to heightened risk exposure in a limited number of large credit relationships. Since that time, the Company has made a concerted effort to reduce nonperforming loans. In 1997, management assembled an experienced group of loan collectors to aggressively collect the troubled loans and recover charged-off loans. Additionally, a plan was adopted to aggressively reduce the level of nonperforming and problem loans. This approach has been successful.

The Company devises specific loan resolution plans based upon the circumstances surrounding the particular credit relationship. Plans are designed to return the highest dollar amount to the Company in the shortest time while reducing credit risk exposure. All of the nonperforming loans listed above are in the process of collection. In terms of specific resolution plans, 27% of these loans (approximately $1.7 million) have been restructured, 21% of the loans (approximately $1.3 million) are in the process of collateral liquidation and 52% of the loans (approximately $3.3 million) are currently in an undetermined status. Management projects additional progress toward the resolution of these troubled loans during the fourth quarter of 1998. However, due to particular factors surrounding specific nonperforming loans, Management projects that some of these credits will require several additional quarters to resolve.

The Company's nonperforming loans are concentrated in two credit relationships that comprise 64% of the total. One large agricultural credit relationship comprises 46% of the total. This borrower sustained financial difficulty stemming from a combination of factors. The debtor is currently in bankruptcy, which has slowed progress towards ultimate loan resolution. Ongoing negotiations are occurring in an attempt to restructure the credit. Management anticipates a conclusion to the restructuring during the fourth quarter of 1998.

The second largest nonaccrual loan, comprising 17% of total nonperforming loans, is to a real estate developer. The bank financed a subdivision that did not proceed as scheduled. The borrower has sustained cash flow and solvency problems. This credit has been restructured under a new development plan. Progress was made during the second and third quarters of 1998 as the real estate market improved modestly and the borrower was able to sell certain real property. According to the terms of the plan, Management expects additional loan reductions during the fourth quarter of 1998 and/or the first quarter of 1999.

The remaining 36% of the nonperforming loans are distributed amongst the commercial, agricultural, real estate and lease portfolios. As indicated in the table above, the Company has sustained an overall decrease in nonaccrual loans of 11% between December 31, 1997 and September 30, 1998. However, the separate nonaccrual categories for commercial, real estate and leases actually sustained increases. Nonaccrual real estate loans increased primarily due to the reclassification of two loans previously classified as agricultural and now reported under the real estate category. In addition, the real estate nonaccruals increased due to a real estate developer with two loans declaring bankruptcy. The commercial nonaccrual category increased primarily as a result of the failure of two retail business loan relationships. Finally, Nonaccrual leases increased due to several bankruptcies and business failures sustained by lessees.

The Company's Allowance for Loan Loss Reserves totaled $5,525,000 or 2.71% of gross loans as of September 30, 1998. This amount is compared to $5,514,000 as of December 31, 1997 and $4,146,000 as of September 30, 1997. The Company uses the allowance method in providing for possible loan losses. Loan losses are charged to the allowance for possible loan losses and recoveries are credited to it. Management believes that the total allowance for loan losses is adequate to cover potential losses in the loan portfolio. While Management uses available information to provide for loan losses, future additions to the allowance may be necessary based on changes in economic conditions and other factors.

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

         RESULTS OF OPERATIONS

                 Three and nine months ended September 30, 1998,
                                  compared with
                 Three and nine months ended September 30, 1997



Net interest income after provision for possible loan losses was $3,432,000 for the three months ended September 30, 1998 as compared to $3,756,000 for the same period in 1997. For the nine month period ending September 30,1998, interest income after provision for possible loan losses was $10,693,000 as compared to $7,227,000 for the same nine month period in 1997. During the first half of 1997, the Bank chose to increase its allowance for possible loan losses, which caused the Company's net interest income after provision for possible loan losses to decrease.

During the three month period ending September 30, 1998, the Company's net income decreased by $309,000 over the same period in 1997 to $679,000. This decrease was due to an additional provision for possible loan losses amounting to $754,000 during the third quarter of 1998. For the nine month period ending September 30, 1998, net income increased by $1,730,000 over the same period in 1997 to $2,342,000.

Additionally, during the three month period ending September 30, 1998, the Company realized a 6.4% or $394,000 increase in total interest income for 1998 over 1997. Total Interest Income stood at $6,556,000 in 1998, as compared to the 1997 amount of $6,162,000. During the nine month period the Company recognized a 7.5% or $1,324,000 increase in 1998 over 1997 total interest income, which stood at $18,863,000 in 1998, as compared to the 1997 amount of $17,539,000. The growth in total interest income can be attributed to a rise in the balance of average loans in 1998 over 1997. The increase in 1998 over 1997 amounted to 7.13% and 7.30% for the three and nine month periods, respectively.

The yield on average loans for the three and nine month periods ended September 30, 1998, compared to the same periods in 1997, is set forth in the following table:


----------------------------------------------------------------------------------------------------------------------
                            Three months            Three months            Nine months             Nine months
(Dollars in                    Ended                   Ended                   Ended                   Ended
thousands)               September 30, 1998      September 30, 1997      September 30, 1998      September 30, 1997
----------             -----------------------------------------------------------------------------------------------
Average loans
  Outstanding               $209,008                 $195,101               $188,413                $175,596
Average yields                 10.91%                   11.06%                 11.07%                  11.12%
Amount of interest
  & fees earned             $  5,699                   $5,395               $ 15,640                 $14,646
Average prime rate              8.50%                    8.50%                  8.50%                   8.42%
----------------------------------------------------------------------------------------------------------------------



The Company also experienced a decrease in Total Interest Expense of 1.5% or $36,000, for the three months ending September 30, 1998 over 1997, and 3.5% or $246,000, for the nine months ending September 30, 1998 over 1997. These decreases in interest expense are primarily reflective of the Company's decision to adjust the rates it pays on deposits to levels consistent with the markets it serves, thereby resulting in a lower average interest rate paid on its deposits.

Rates and amounts paid on average deposits, including noninterest-bearing deposits for the three and nine month periods ended September 30, 1998, compared to the same periods in 1997, are set forth in the following table:


----------------------------------------------------------------------------------------------------------------------
                            Three months            Three months            Nine months             Nine months
(Dollars in                    Ended                   Ended                   ended                   Ended
thousands)               September 30, 1998      September 30, 1997      September 30, 1998      September 30, 1997
----------             -----------------------------------------------------------------------------------------------
Average deposits
  Outstanding              $245,279                 $250,167               $252,171                $243,566
Average rates paid             3.34%                    3.84%                  3.34%                   3.82%
Amount of interest
  paid or accrued            $2,051                 $  2,400                 $6,316                  $6,976
----------------------------------------------------------------------------------------------------------------------



The Company experienced an increase in Total Other Income of $101,000 or 6.9% for the three month period and $698,000 or 19.3% for the nine month period ended September 30, 1998, over the same period in 1997. The growth was primarily due to increased real estate brokered loan fees amounting to $117,000 or 50.6% for the three month period, and $322,000 or 64.9% for the nine month period. Both increases are attributed to an elevated real estate loan volume. Another source contributing to the growth in Total Other Income was a nine month increase of $333,000 or 27.2% in Lease Commissions and fees in 1998 over 1997. This increase can be attributable to a rise in volume in the Company's lease business.

Total Other Expenses for the three and nine months ended September 30, 1998, were $3,908,000 and $11,256,000, respectively. These figures reflect an increase of $332,000 and $1,339,000 over the same respective three and nine month periods. The increases were primarily the result of higher salaries and benefits expense along with professional and legal fees. Salaries and benefits increased $130,000 or 6.5% for the three month period and $603,000 or 10.8% for the nine month periods ending September 30, 1998. Aside from normal salary raises, the additional expense was due to increased commissions earned as a result of the higher volume of Real Estate lending and leasing activity. Additionally, during the third quarter of 1998, the Bank expanded its Loan Administration staff in order to recognize the increased loan volume and to implement the restructuring of the department. Legal and professional fees increased $136,000 for the three month period and $488,000 for the nine month periods ending September 30, 1998, over the same period in 1997. This rise is attributed to the escalated legal expense associated with collection and resolution of nonperforming loans.

The following tables summarize the principal elements of operating expenses and disclose the increases (decreases) and percent of increases (decreases) for the three and nine month periods ended September 30, 1998 and 1997:

-------------------------------------------------------------------------------------------------------------------
                                                                                      Increase (Decrease)
                                       Three months ended September 30,                  1998 over 1997
                                 ----------------------------------------------------------------------------------
(Dollars in thousands)                   1998                   1997
----------------------           ---------------------------------------------
Salaries and benefits                            $2,118                $ 1,988               $130              6.5%
Occupancy                                           215                    203                 12              5.9%
Equipment                                           374                    331                 43             13.0%
Advertising and promotion                            67                     85                (18)           (21.2%)
Stationery & supplies                                72                     63                  9             14.3%
Telephone expenses                                  109                    103                  6              5.8%
Legal and professional fees                         231                     95                136            143.2%
Other operating expenses                            722                    708                 14              2.0%
                                 ----------------------------------------------------------------------------------
  Total other expenses                           $3,908                $ 3,576               $332              9.3%
                                 ----------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

                                                                                      Increase (Decrease)
                                       Nine months ended September 30,                   1998 over 1997
                                 ----------------------------------------------------------------------------------
(Dollars in thousands)                   1998                   1997
----------------------           ---------------------------------------------
Salaries and benefits                           $6,188                  $5,585             $603              10.8%
Occupancy                                          587                     527               60              11.4%
Equipment                                        1,065                     941              124              13.2%
Advertising and promotion                          239                     309              (70)            (22.7%)
Stationery & supplies                              224                     242              (18)             (7.4%)
Telephone expenses                                 280                     292              (12)             (4.1%)
Legal and professional fees                        720                     232              488             210.3%
Other operating expenses                         1,953                   1,789              164               9.2%
                                 ----------------------------------------------------------------------------------
  Total other expenses                         $11,256                  $9,917           $1,339              13.5%
                                 ----------------------------------------------------------------------------------

Applicable income taxes for the three and nine month periods ended September 30, 1998, were $404,000 and $1,406,000 as compared to the September 30, 1997 amounts of $650,000 and $311,000, respectively.

         LIQUIDITY

The Bank's liquid assets consist of cash and due from banks, federal funds sold and investment securities with maturities of one year or less (exclusive of pledged securities). Historically, during the first two quarters of each year the Bank generally has experienced excess liquidity due to the seasonal trends of the banks agricultural and real estate loan portfolio. The Bank's seasonal agricultural loan demand tends to challenge the Bank's liquidity position beginning in the second quarter and continuing into the third quarter of each year.

The Bank has formal and informal borrowing arrangements with the Federal Reserve Bank to meet unforeseen deposit outflows or seasonal loan funding demands. The Bank has also entered into an agreement with Lehman Brothers for a standby short-term loan secured by U.S. Government and Agency Obligations in the Bank's investment portfolio, in order to fund any liquidity needs not met by other sources of funding as warranted by loan demand. As of September 30, 1998, the Bank had $10,896,000 outstanding on these lines and had no balances outstanding as of December 31, 1997.

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

The Company is subject to considerable competitive pressure in generating deposits and loans at rates and terms prevailing in the company's market areas. However, Management's objective is to maintain the stability of the net interest margin in times of fluctuating interest rates by maintaining an appropriate mix of interest rate sensitive assets and liabilities. Management does not manage its interest rate sensitivity to maximize income based on its prediction of interest rates, but rather to minimize interest rate risk to the Company by stabilizing the Company's Net Interest Margin in all interest rate environments.

Management has developed a matrix that calculates changes to the Net Interest Margin in both an increasing rate environment and a decreasing rate environment. A 200 basis point (2%) shock rate is used for this calculation. The matrix calculates a one-year Interest Rate Risk taking into consideration the delays in the timing of repricing based on actual experience.

The one-year Interest Rate Risk ratios at September 30,1998, for an increasing rate environment and a decreasing rate environment were 11.2% and 25.2%, respectively. This means that if interest rates go up the Bank's Net Interest Margin will increase; if interest rates go down it will decrease.

         CAPITAL RESOURCES

Total shareholders' equity on September 30, 1998, increased by $1,901,000 to $23,271,000 over December 31, 1997, total shareholders' equity of $21,370,000.

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

As can be seen by the following tables, the Company exceeded all regulatory capital ratios on September 30, 1998, and on December 31, 1997:

Risk-Based Capital Ratio
As of September 30, 1998


--------------------------------------------------------------------------------------------------------
                                                     Company                           Bank
(Dollars in thousands)                      Amount             Ratio            Amount         Ratio
--------------------------------------------------------------------------------------------------------

Tier 1 Capital                            $ 22,971             8.54%         $ 22,792             8.48%
Tier 1 Capital minimum
  requirement                               10,755             4.00%           10,751             4.00%
                                      ------------------------------------------------------------------
    Excess                                $ 12,216             4.54%         $ 12,041             4.48%
                                      ------------------------------------------------------------------
                                      ------------------------------------------------------------------
Total Capital                               26,357             9.80%           26,178             9.74%
Total Capital minimum
  requirement                               21,509             8.00%           21,502             8.00%
                                      ------------------------------------------------------------------
    Excess                                $  4,848             1.80%         $  4,676             1.74%
                                      ------------------------------------------------------------------
Risk-adjusted assets                      $268,868                           $268,775
                                      ------------------------------------------------------------------
                                      ------------------------------------------------------------------
Leverage Capital Ratio

Tier 1 Capital to quarterly               $ 22,971             7.83%         $ 22,792             7.77%
  average total assets
Minimum leverage requirement                11,738             4.00%           11,735             4.00%
                                      ------------------------------------------------------------------
                                      ------------------------------------------------------------------
Excess                                    $ 11,233             3.83%         $ 11,057             3.77%
                                      ------------------------------------------------------------------
                                      ------------------------------------------------------------------
Total Quarterly average assets            $293,445                           $293,363
                                      ------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

Risk Based Capital Ratio
As of December 31, 1997

---------------------------------------------------------------------------------------------------------------
                                                             Company                            Bank
(Dollars in thousands)                              Amount              Ratio          Amount            Ratio
---------------------------------------------------------------------------------------------------------------
Tier 1 Capital                                      $21,151              8.99%          $21,040          8.96%
Tier 1 Capital
  Minimum requirement                                 9,413              4.00%            9,390          4.00%
                                            -------------------------------------------------------------------
    Excess                                          $11,738              4.99%          $11,650          4.96%
                                            -------------------------------------------------------------------
                                            -------------------------------------------------------------------
Total Capital                                        24,124             10.25%           24,006         10.23%
Total Capital minimum
      Requirement                                    18,826              8.00%           18,780          8.00%
                                            -------------------------------------------------------------------
Excess                                              $ 5,298              2.25%          $ 5,226          2.23%
                                            -------------------------------------------------------------------
                                            -------------------------------------------------------------------
Risk-adjusted assets                               $235,330                            $234,750
                                            -------------------------------------------------------------------
                                            -------------------------------------------------------------------

Leverage Capital Ratio

Tier 1 Capital to quarterly                         $21,151              7.43%          $21,040          7.40%
  Average total assets
Minimum leverage requirement                         11,384              4.00%           11,377          4.00%
                                            -------------------------------------------------------------------
Excess                                               $9,767              3.43%           $9,663          3.40%
                                            -------------------------------------------------------------------
                                            -------------------------------------------------------------------

Total quarterly average assets                     $284,598                            $284,423
---------------------------------------------------------------------------------------------------------------



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

SUPERVISION AND REGULATION

The Company and the Bank operate in a highly regulated environment and are subject to supervision and examination by various federal and state regulatory agencies. The Company, as a bank holding company, is subject to regulation and supervision by primarily the Federal Reserve, and the Bank, as a California-chartered commercial bank, is subject to supervision and regulation by primarily the Federal Deposit Insurance Corporation ("FDIC") and the California State Department of Financial Institutions ("DFI"). Federal and California state laws and regulations govern numerous matters involving both entities, including maintenance of adequate capital and financial condition, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits, and restrictions on dividend payments. The federal and state regulatory agencies possess extensive discretion and powers to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. The Company and the Bank also undergo periodic examinations by one or more of these regulatory agencies, which may subject them to changes in asset valuations, in amounts of required loss allowances, and in operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examination. The Bank's operations are also subject to a wide variety of state and federal consumer protection and similar statutes and regulations. Those and other restrictions limit the manner in which the Company and the Bank may conduct business and obtain financing. The laws and regulations to which the Company and the Bank are subject can and do change significantly from time to time, and such changes could materially affect the Company's business, financial condition, and operating results.

As a result of the Company's and Bank's disappointing 1997 financial performance and concerns disclosed during the Bank's December 31, 1997 joint regulatory examination, the Bank's board of directors has passed a resolution to remedy the concerns which include: maintaining and, if necessary, retaining qualified management; maintaining the Bank's Tier 1 leverage capital in such an amount as to equal or exceed seven percent (7%) of the Bank's FDIC Part 325 total assets (as of September 30, 1998, the Bank's Tier 1 leverage capital ratio stands at 7.77%); continuing with the diligent implementation of a previously adopted plan to reduce the level of non-performing and problem loans, and to revise lending and collection policies and procedures; continuing with the diligent implementation of a revised operating budget and cost control plan in order to restore the Bank's prior level of profitability; ensuring that the Bank maintains an adequate reserve for loan losses; and, requiring the Bank to seek prior approval of the FDIC and DFI before the payment of any cash dividends. It is anticipated that, during the fourth quarter, the Company's board of directors will adopt similar resolutions directed toward the Company.

Additionally, the FDIC and Federal Reserve have notified the Bank and Company that they have determined that the condition of the Bank and Company are such that prior approval of the regulatory agencies is necessary before adding or replacing any member of the boards of directors, employing any person as a senior executive officer, or changing the responsibilities of any senior executive officer so that the individual would be assuming a different senior executive officer position. Finally, due to the Bank's condition, the FDIC is also restricting the Company's and the Bank's ability to enter into any contracts to pay or make any golden parachute and indemnification payments to institution affiliated parties.

         YEAR 2000 COMPLIANCE

The "Year 2000 issue" has generally been described as the inability of computers systems, software, and other equipment utilizing microprocessors to distinguish the year 1900 from the year 2000. The Year 2000 issue poses significant risks for all businesses, households, and governments and could result in system failures and miscalculations causing disruptions in normal business and governmental operations if action is not taken to fix the problem before the year 2000 arrives.

The Company is currently engaged in a four-phase management program that includes assessment, renovation, validation, and implementation. To ensure Year 2000 compliance, the Company has identified all major applications and systems that may require modification. The Company's program includes all computer systems, including PC and network hardware and software, and mainframe and mainframe software. The program also covers all equipment and other systems utilized in the Company and Bank's operations or on the premises from which the Company and Bank operates.

In addition, the Bank is in the process of communicating with its large borrowers, customers, and major vendors to determine the Bank's and/or the Company's vulnerability to those third parties should they fail to resolve their Year 2000 issues. The responses are being evaluated; however, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on time, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a materially adverse effect on the Company.

The Company's program calls for the utilization of internal and external resources to implement its Year 2000 project. The Company expects to complete the majority of its efforts by the end of 1998, leaving adequate time to assess and correct any significant issues that may materialize. The purchase of any necessary hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred. To date, the Company has expended approximately $200,000.00 on its Year 2000 compliance efforts. Management estimates an additional expenditure of $200,000.00 will be required to complete its program. The majority of these costs are expected to be incurred during 1998 and are not expected to have a material impact on the Company's cash flows, results of operations, or financial condition.

         NEW ACCOUNTING PRONOUNCEMENTS

         SFAS No. 131 - Disclosures About Segments of an Enterprise and Related Information

SFAS No. 131 establishes standards for public business enterprises' reporting of information about operating segments in annual financial statements. The Statement requires that the enterprises report selected information concerning operating segments in interim financial reports issued to shareholders. Additionally, the Statement establishes requirements for related disclosures about products, services, geographic areas and major customers.

SFAS No. 131 requires public business enterprises to report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Statement further requires reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, SFAS No. 131 does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable.

SFAS No. 131 also requires that a public business enterprise report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general purpose financial statements, and changes in the measurement of segment amounts from period to period.

SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company has adopted the applicable provisions of SFAS No.
131. Segment disclosures will be presented in the financial statements for the year ended December 31, 1998.

         SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and the measurement of those instruments at fair value. Recognition of changes in fair value will be recognized into income or as a component of other comprehensive income depending upon the type of the derivative and its related hedge, if any. SFAS No. 133 is effective for the Company beginning January 1, 2000. The Company is in the process of determining the impact of SFAS No. 133 on the Company's financial statements, which is not expected to be material.


ITEM 3.        QUANTITATIVE AND QUALITITAVE DISCLOSURES ABOUT MARKET RISK

In Management's opinion, the Company's market risk and interest rate risk profiles are within reasonable tolerances at this time. (See Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations, sections discussing "Liquidity" and "Rate Sensitivity" at pages 16 and 17). No significant changes to the market risk or interest rate risk of the Company have occurred since December 31, 1997.

                           PART II- OTHER INFORMATION



ITEM 1.        LEGAL PROCEEDINGS.

None reported.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

No changes.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the period.


ITEM 5.        OTHER INFORMATION.

None reported.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8K.

 (a)           Exhibits.  None filed.

 (b)           No reports on Form 8K were filed during the period.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           California Independent Bancorp



Date:  November 5, 1998                    /S/ Robert J. Mulder
       -----------------------------       ---------------------------------
                                           Robert J. Mulder
                                           President

Date:  November 5, 1998                   /S/ Annette Bertolini
       -----------------------------      ----------------------------------
                                          Annette Bertolini
                                          Chief Financial Officer