Form 10-K
period 1998-12-31
CALIFORNIA INDEPENDENT BANCORP
filed 1999-03-25
CIK 948976

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                     FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                     December 31, 1998
                           -----------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________________ to ____________________


Commission file number                        0-26552
                      -------------------------------------------------------

                           California Independent Bancorp
-----------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

          California                                 68-0349947
-----------------------------------    --------------------------------------
State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization
        1227 Bridge Street, Suite "C," Yuba City, California 95991
-----------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code         (530) 674-4444
                                                   --------------------------

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes    [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

The aggregate market value of the voting stock held by non-affiliates of California Independent Bancorp at February 28, 1999 was $32,653,227.

The number of outstanding shares of common stock as of February 28, 1999 was 1,748,280.

                         DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 1999 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

                          Part III, Items 10, 11, 12 and 13
                       THIS REPORT INCLUDES A TOTAL OF 38 PAGES
                             EXHIBIT INDEX IS ON PAGE 36

                                      I N D E X
                                      ----------

          DESCRIPTION                                              PAGE NO.
          -----------                                              --------
ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . .     4
ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . .    28
ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . .    29
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS . . . . . . . . . . . . . . . .    30
ITEM 5.   MARKET FOR REGISTRANT'S COMMON
               STOCK AND RELATED STOCKHOLDER
               MATTERS . . . . . . . . . . . . . . . . . . . . . .    30
ITEM 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . .    32
ITEM 7.   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS . . . . . . . . . . . . .    32
ITEM 7A.  QUANTITATIVE AND QUALITATIVE
               DISCLOSURES ABOUT MARKET RISK . . . . . . . . . . .    32
ITEM 8.   FINANCIAL STATEMENTS AND
                 SUPPLEMENTARY DATA. . . . . . . . . . . . . . . .    32
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . .    32
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
               OF THE REGISTRANT . . . . . . . . . . . . . . . . .    33
ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . .    33
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                BENEFICIAL OWNERS AND
                MANAGEMENT . . . . . . . . . . . . . . . . . . . .    33
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS. . . . . . . . . . . . . . . . . . . .    33
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
               SCHEDULES AND REPORTS ON
               FORM 8-K. . . . . . . . . . . . . . . . . . . . . .    34

                                        PART I

ITEM 1.  BUSINESS

     Certain statements in this Annual Report on Form 10-K (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "'safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Sutter and Yuba counties; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. Therefore, the information set forth herein should be carefully considered when evaluating the business prospects of the Company and Bank.

     GENERAL

     California Independent Bancorp ("Company") is a California corporation and the bank holding company for Feather River State Bank ("Bank"), both located in Yuba City, California. The Company was incorporated on October 28, 1994 and became the bank holding company for the Bank on May 2, 1995, pursuant to the Bank Holding Company Act of 1956, as amended ("BHC Act").

     The Bank was incorporated as a California state banking corporation on December 1, 1976 and commenced operations on April 6, 1977. On October 1, 1996, the Bank acquired an equipment leasing company, E.P.I. Leasing Co., Inc. ("EPI"), and operates it as a wholly-owned subsidiary of the Bank. On June 25, 1984, the Bank formed Yuba-Sutter Financial Services Corporation ("Yuba-Sutter") as a wholly-owned subsidiary. This subsidiary is inactive.

     At December 31, 1998, the Company had two employees, both of which also serve as executive officers of the Bank. The Bank at December 31, 1998 employed 180 persons, including 11 part-time employees, 5 executive officers and 54 other officers. None of the Company's or Bank's employees is currently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are excellent.

     The Company itself does not engage in any business activities other than ownership of the Bank. The Company's primary asset is its ownership of the Bank's stock, and the dividends paid by the Bank is the Company's primary source of income. At December 31, 1998, the Company had consolidated assets of $295,312,605, deposits of $268,808,444, loans of $181,182,515, and shareholders'
equity of $23,655,171.

     GENERAL BANKING SERVICES

     The Bank engages in a broad range of financial services activities, and its primary market is located in the northern portion of the Sacramento Valley, with a total of seven branches in Yuba City, Marysville, Colusa, Arbuckle, Wheatland, and Woodland, California, serving Sutter, Yuba, Colusa, and Yolo Counties. In addition, the Bank operates three loan production offices ("LPOs") which are located in Madera, California, in Madera County; Citrus Heights, California, in Sacramento County; and Chico, California, in Butte County. These LPOs emphasize residential mortgage and construction lending and equipment leasing through EPI. The total population base in the six counties served by the Bank is approximately 1.8 million people, the majority of which are in Sacramento County.

     With the exception of Sacramento County, whose main economic force is government, the Bank's operating territory is predominantly agricultural in nature. A wide variety of food crops are produced in the area. The leading agricultural commodities produced in the Bank's trade area include peaches, tomatoes, prunes, rice, and almonds. Plentiful irrigation water and quality soils result in excellent agricultural diversification.

     The Bank's branches in Yuba City, Marysville, Wheatland, and Woodland (Sutter, Yuba, and Yolo Counties) are in areas that are at the periphery of housing for those individuals who work in the growing Sacramento area.

     The Bank anticipates relocating its Madera, California, LPO to Fresno in April 1999.

     The Bank currently has no applications pending to open additional branch offices or LPOs. Further, the Bank may increase the number of its banking facilities in the Bank's trade areas when such expansion is appropriate. The Bank's expansion program is dependent on obtaining the necessary governmental approvals, governmental monetary policies, and competition. No assurance can be given that all or any part of the Bank's expansion program can be accomplished without the Bank's being required to raise additional capital in the future.

     The Bank is engaged in the commercial banking business, including accepting demand, savings and time deposits and making commercial, real estate, agricultural, and consumer loans. The Bank also offers equipment leasing through its subsidiary, EPI. It also offers installment note collection, issues cashier's checks and money orders, sells traveler's checks, and provides bank-by-mail, night depository, safe deposit boxes, ATMs, and other customary banking services. The Bank also offers home banking whereby its customers can make transfers between accounts, pay bills, receive balance inquiries and statements via their personal computer or telephone. The Bank also introduced Visa debit cards to its demand deposit customers. The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

     DEPOSITS

     Most of the Bank's deposits are obtained from individuals, small and medium-sized businesses, and professionals. The Bank is able to attract and retain these deposits through advertising in the local media and because of the reputation the Bank has established in the communities it serves. No single depositor or group of related depositors control a significant amount of the Bank's total deposits. The loss of any one depositor or group of related depositors should not have a materially adverse effect on the business of the Bank. The Bank is a member of the Federal Deposit Insurance Corporation ("FDIC"). As a result, deposit accounts held with the Bank are insured in accordance with the FDIC's rules and regulations.

     LENDING ACTIVITIES

     The Bank engages in a full complement of lending activities, including agricultural, real estate, commercial and consumer loans. Additionally, the Bank purchases leases through outside sources, including its subsidiary EPI.

     Agricultural loans are primarily made to finance agricultural production expenses generally as non-revolving lines of credit that are drawn upon when crop expenses are incurred and are repaid as crop sale proceeds are received. These loans are typically secured by crops and crop proceeds. As of December 31, 1998, the Bank had agricultural production loans and other loans to farmers outstanding of $50,505,000, which represented 27.9% of the Bank's loan portfolio.

     Being located in a prime agricultural area, the Bank participates in the Farmer Mac I loan program, pursuant to which it makes and then sells agricultural real estate loans to the Travelers Realty Insurance Company and the Federal Agricultural Mortgage Corporation ("Farmer Mac") and other institutional investors. In addition, the Bank participates in the Farmer Mac II loan program, pursuant to which it makes FSA guaranteed farm real estate loans and subsequently sells the 90% guaranteed portion of these loans directly to Farmer Mac and retains the servicing of these loans. The Bank is one of the largest Farmer Mac program lenders in the United States.

     The Bank makes real estate loans secured by residential, agricultural, and commercial property. Residential loans are made to purchase or refinance one
(1) to four (4) family residences or multi-family residential properties and are secured by a first deed of trust on the property, except for loans to improve existing properties which are secured by junior liens. Loans secured by agricultural property include mortgages, loans for farm residences, and other improvement loans and are secured by liens on real estate. Commercial real estate loans are made primarily to owner-occupied businesses for such purposes as offices, warehouses, professional buildings, retail, and storage facilities. As of December 31, 1998, these types of real estate secured loans totaled $28,930,000, or 16% of the Bank's loan portfolio.

     The Bank also makes real estate construction and development loans for acquisition of raw land to be developed into subdivisions and for the construction of one to four family and multi-family housing. These loans are generally secured by a first deed of trust. As of December 31, 1998, the Bank had outstanding construction and development loans of $54,829,000 for these purposes, representing 30.3% of the Bank's loan portfolio as compared to $38,085,000, or 22.6% as of December 31, 1997. This increase reflects the continued economic expansion in the real estate sector of the Sacramento Valley and the successful efforts of the Bank's business development officers.

     In addition to originating loans for its own portfolio, the Bank originates mortgage loans on residential and farm properties located throughout the Sacramento Valley and the greater Fresno area, which it sells into the secondary market. These mortgage loans are pre-sold to minimize the Bank's interest rate risk, and usually the Bank sells these mortgage loans without retaining the loan servicing rights in order to receive higher compensation from the secondary market. The underwriting criteria for residential and agricultural mortgage loans sold in the secondary market are established by the purchasers of the loans. These mortgage loans are sold without recourse, and the Bank generally attempts to retain the servicing rights for the agricultural mortgages.

     The Company accounts for the mortgage loans it sells in accordance with Statement of Financial Accounting Standards No. 125 "Accounting for Transfers of Financial Assets and Extinguishment of Liabilities." As of December 31, 1998, 1997, and 1996, total loans serviced by the Bank were $146,026,000, $151,619,000, and $107,637,000, respectively. For the years ended December 31, 1998, 1997, and 1996, total loans sold by the Bank were $65,795,000, $66,953,000, and $45,614,000, respectively.

     The Bank makes a variety of commercial and industrial loans to small-to-medium-sized businesses for working capital, inventory, accounts receivable, equipment, and general improvements. Typically, the Bank obtains a security interest in the collateral being financed or in other available assets of the customer. As of December 31, 1998, the Bank had outstanding loans for these purposes of $21,599,000, representing 11.9% of the Bank's loan portfolio.

     Additionally, the Bank has made Small Business Administration ("SBA") loans since its inception. The Bank offers both SBA 7(a) and SBA 504 real estate guaranteed loans ranging from amounts of $50,000 to $2,000,000. SBA 7(a) loans are for such purposes as working capital, inventory, and other purposes and are guaranteed up to 80%. SBA 504 loans are made to finance commercial real estate. The SBA loan program is continually subject to political and budgetary uncertainty which, in recent years, has resulted in a reduction of the guaranteed portion of SBA loans and lower maximum loan amounts.

     Furthermore, the Bank also offers business and industrial guaranteed loans through the Rural Development Administration ("RDA"). These loans are designated for businesses that create jobs in rural areas. RDA loans are in amounts up to $10 million and are 90% guaranteed by the RDA. The Bank sells the guaranteed portion of its SBA and RDA loans in the secondary market.

     Consumer and installment loans are made for household, family, and other personal expenditures. These loans are made on both a secured and unsecured basis. As of December 31, 1998, the Bank had a total of $2,443,000 in consumer and installment loans, or 1.3% of its loan portfolio.

     In October 1996, the Bank acquired EPI, as a wholly owned subsidiary, and thereby increased its lending activity in the commercial lease market. The Bank originates commercial and industrial equipment leases through EPI. Leases are made to a wide variety of businesses, including professional, agricultural, industrial, and construction. Total lease financing receivables as of December 31, 1998 were $23,313,000, or 12.9% of the Bank's portfolio.

     INVESTMENT POLICY

     The Bank's investment policy is to provide the Bank with the maximum return on its investment securities consistent with safety and liquidity.

     In accordance with this policy and state laws regarding permissible investments, the Bank invests in U. S. Treasury and Agency securities with a maturity of 10 years or less, tax-free municipal bonds rated "A" or better by Moody's with a maturity not to exceed 13 years, and corporate bonds rated "A" or better by Standard and Poors or Moody's with a maturity not to exceed 7 years. The Bank also invests in federal funds.

     The Bank's investment securities may also be used as collateral for public deposits and for other borrowings.

     OTHER SERVICES

     The Bank offers other financial products and services including annuities, mutual funds, mutual fund advisory service, IRAs, brokerage and custodial services, 401(k) plans, estate plans, asset management, asset consulting, charitable remainder trusts, fiduciary services, pension plans, non-qualified deferred compensation, and retirement plans. All these investments and/or financial services are offered by a registered investment representative through the Bank's affiliation with Select Advisors, Inc., a registered broker/dealer and a member of the National Association of Securities Dealers ("NASD") and the Securities Investor Protection Corporation ("SIPC").

     COMPETITION

     The Bank's primary service area consists of Colusa, Sutter, Yolo, and Yuba Counties. It is estimated that this service area contains 54 competitive banking and savings and loan offices, of which seventeen (17) offices are owned by other independent banks. Based upon total bank deposits as of June 30, 1998 (the last period for which data is available), the Bank is second in market share in Sutter County, third in Colusa County, fourth in Yuba County, and eleventh in Yolo County.

     The banking business in California and, specifically, in the Bank's primary service area is highly competitive with respect to both loans and deposits. The business is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Such institutions offer certain services such as trust services and international banking which are not offered directly by the Bank, and, by virtue of their greater total capitalization, they have substantially higher lending limits than does the Bank. Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for the Bank in the acquisition of deposits. The Bank also competes with money-market funds for deposits.

     In order to compete with major financial institutions and other competitors, the Bank relies upon the experience of its executive and senior officers in serving businesses and individuals and upon its specialized service, local promotional activities, and the personal contacts made by its officers, directors, and employees. For customers whose loan demands exceed the Bank's legal lending limit (15% of its capital and allowance for loan losses for unsecured loans and 25% of its capital and allowance for loan losses for secured loans), the Bank may arrange to extend such loans on a participation basis with correspondent banks. In this manner, the Bank is able to close the loan while selling a portion of the credit to a participant bank.

     SUPERVISION AND REGULATION

     Bank holding companies and their subsidiary banks are extensively regulated under applicable federal and/or state laws and regulations. Statutes, regulations, and policies affecting the banking industry are frequently being reviewed, added to, or changed by Congress, the state legislature, or the federal or state supervisory agencies responsible for the industry's oversight. Changes in the laws, regulations, or policies that impact the Company and Bank cannot always be predicted and may have material impact on earnings and the manner with which they conduct business.

     As a result of the Company's and Bank's disappointing 1997 financial performance and concerns disclosed during the Bank's December 31, 1997 joint regulatory examination, the Bank's board of directors passed a resolution to remedy the concerns. The resolution requires the Bank to: maintaining and, if necessary, retain qualified management; maintain the Bank's Tier 1 leverage capital in such an amount as to equal or exceed 7% of the Bank's FDIC Part 325 total assets (as of December 31, 1998, the Bank's Tier 1 leverage capital ratio stood at 8.14%); continue with the diligent implementation of a previously adopted plan to reduce the level of non-performing and problem loans and revision of lending and collection policies and procedures; continue with the diligent implementation of a revised operating budget and cost control plan in order to restore the Bank's prior level of profitability; ensure that the Bank maintains an adequate reserve for loan losses; and seek prior approval of the Federal Deposit Insurance Corporation ("FDIC") and California Department of Financial Institutions ("DFI") before the payment of any cash dividends.

     Additionally, the FDIC and Federal Reserve Board ("FRB") have notified the Bank and the Company that they have determined that the condition of the Bank and the Company are such that prior approval of the regulatory agencies is necessary before adding or replacing any member of the boards of directors, employing any person as a senior executive officer, or changing the responsibilities of any senior executive officer so that the individual would be assuming a different senior executive officer position. Finally, due to the Bank's condition, the FDIC is also restricting the Company's and the Bank's ability to enter into any contracts to pay or make any golden parachute and indemnification payments to institution-affiliated parties.

     Discussed below are brief summaries of certain laws, regulations, or policies that apply to the operation of bank holding companies and to the banks they own or control. The summaries are qualified in their entirety by reference to the full text of the applicable law, regulation, or policy.

          REGULATION OF THE COMPANY

     The Company is a registered bank holding company within the meaning of the BHC Act and is subject to the supervision of the FRB. The FRB requires the Company to file quarterly and annual reports and may conduct examinations of the Company and its subsidiaries.

     The FRB can require the Company to terminate an activity of, control of, liquidation of, or divestiture of certain subsidiaries or affiliates when the FRB believes that the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness, or stability of any of its banking subsidiaries. The FRB also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file a written notice and obtain approval from the FRB prior to the purchase or redemption of its own common stock.

     Under the BHC Act, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over, or acquires directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. The Company is required to obtain the FRB's prior approval before it acquires, merges, or consolidates with any bank or bank holding company. Additionally, any company seeking to acquire, merge, or consolidate with the Company would also be required to obtain the FRB's approval.

     The BHC Act generally prohibits the Company from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks, or providing services to affiliates of the holding company. A bank holding company, with the approval of the FRB, may engage, or acquire the voting shares of companies engaged, in activities that the FRB has determined to be so closely related to banking, managing, or controlling banks as to be a proper incident thereto. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh the possible adverse effects associated with such activity.

     Transactions between the Company, the Bank, and any future subsidiaries of the Company are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees that are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Additionally, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, sale, or lease of property, or furnishing of services. Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. The Company may borrow only from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, the Company may not sell a low-quality asset to a depository institution subsidiary.

     The FRB requires the Company to maintain certain levels of capital. (See "Capital Standards.") The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice or violates certain laws, regulations, or conditions imposed in writing by the FRB. (See "Prompt Corrective Action and Other Enforcement Mechanisms.")

     Pursuant to FRB regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the FRB has issued a policy that in order to serve as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB's regulations, or both.

     The Company is also a bank holding company within the meaning of California Financial Code section 3700. As a result, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the DFI.

     The Company's securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934 ("the 1934 Act"). As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the 1934 Act.

          REGULATION OF THE BANK

     As a California state chartered bank, the Bank is subject to primary supervision, periodic examination, and regulation by the DFI and the FDIC. Additionally, the Bank is subject to certain regulations promulgated by the FRB.

     If the FDIC should determine, as a result of an examination of the Bank, that the Bank's financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating, or has violated, any law or regulation, various actions are available to the FDIC to remedy the situation. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the Bank's deposit insurance, which would result in a revocation of the Bank's California charter. The DFI also has many of the same remedial powers.

     Various other requirements and restrictions under the laws of California and the United States affect the Bank's operations. State and federal statutes and regulations which relate to many aspects of the Bank's operations include: reserve requirements against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Furthermore, the Bank is required to maintain certain levels of capital. (See "Capital Standards.")

          CAPITAL STANDARDS

     The FRB, FDIC, and other federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit, unused commitments, and recourse arrangements, which are reported as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

     A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock, and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off balance sheet items of 4%.

     In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio is at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, is at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

     The following tables present the capital ratios for the Company and the Bank as of December 31, 1998.

RISK BASED CAPITAL RATIO
AS OF DECEMBER 31, 1998


                                               COMPANY               BANK
(Dollars in thousands)                AMOUNT           RATIO        AMOUNT        RATIO
Tier 1 Capital                       $ 23,416          9.12%       $ 23,260       9.06%
Tier 1 Capital minimum
      requirement                      10,270          4.00%         10,264       4,00%
                                     --------         ------       --------      ------
   Excess                            $ 13,146          5.12%       $ 12,996       5.06%
                                     --------         ------       --------      ------
                                     --------         ------       --------      ------

Total Capital                        $ 26,660         10.38%       $ 26,502      10.33%
Total Capital minimum
      requirement                      20,540          8.00%         20,528       8.00%
                                     --------         ------       --------      ------
   Excess                            $  6,120          2.38%       $  5,974       2.33%
                                     --------         ------       --------      ------
                                     --------         ------       --------      ------

Risk-adjusted assets                 $256,754                      $256,604
                                     --------                      --------
                                     --------                      --------

LEVERAGE CAPITAL RATIO

Tier 1 Capital to quarterly
   average total assets              $ 23,416          8.20%       $ 23,260       8.14%
Minimum leverage
   requirement                         11,427          4.00%         11,419       4.00%
                                     --------         ------       --------      ------
Excess                               $ 11,989          4.20%       $ 11,841       4.14%
                                     --------         ------       --------      ------
                                     --------         ------       --------      ------

Total Quarterly average assets       $285,678                      $285,463
                                     --------                      --------
                                     --------                      --------


          PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

     Federal banking agencies possess broad powers to take corrective or other supervisory action to resolve an insured depository institution's problems. Problems that may be addressed through such actions include, but are not limited to, institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1998, the Bank and the Company exceeded all the required ratios for classification as "well capitalized."

     An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

     A bank may fall into the critically undercapitalized category if its "tangible equity" does not exceed 2% of the bank's total assets. Federal guidelines generally define "tangible equity" as a bank's tangible assets less liabilities. Federal regulators may, among other alternatives, require the appointment of a conservator or a receiver for a critically undercapitalized bank. In California, the Commissioner may require the appointment of a conservator or receiver for a state-chartered bank if its tangible equity does not exceed 3% of the bank's total assets, or $1 million.

     In addition to measures taken under the prompt corrective action provisions, banks may be subject to potential enforcement actions by the federal or state regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.

          SAFETY AND SOUNDNESS STANDARDS

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") implemented certain specific restrictions on transactions and required the regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation, and asset growth. Among other things, FDICIA limited the interest rates paid on deposits by undercapitalized institutions, the use of brokered deposits, and the aggregate extension of credit by a depository institution to an executive officer, director, principal stockholder, or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts.

     The federal financial institution agencies published a final rule effective August 9, 1995, implementing safety and soundness standards. The FDICIA added a new section 39 to the Federal Deposit Insurance Act, which required the agencies to establish safety and soundness standards for insured financial institutions covering: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees, and benefits; (7) asset quality, earnings, and stock valuation; and (8) excessive compensation for executive officers, directors, or principal shareholders which could lead to material financial loss. The agencies issued the final rules in the form of guidelines that set forth operational and managerial standards relating to:
(i) internal controls, information systems, and internal audit systems;
(ii) loan documentation; (iii) credit underwriting; (iv) asset growth;
(v) earnings; and (vi) compensation, fees, and benefits.

     In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards.
These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

     If an agency determines that an institution fails to meet any standard established by the guidelines, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. Should the agency require submission of a compliance plan and the institution fails to timely submit an acceptable plan, within 30 days of a request to do so, or to implement an accepted plan, the agency must require the institution to correct the deficiency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan, particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

          RESTRICTIONS ON DIVIDENDS AND OTHER DISTRIBUTIONS

     The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions that limit the amount available for such distribution depending upon the earnings, financial condition, and cash needs of the institution, as well as general business conditions. FDICIA prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

     The FRB has issued a policy statement that a bank holding company should not declare or pay a cash dividend to its stockholders if the dividend would place undue pressure on the capital of its subsidiary banks or if the dividend could be funded only through additional borrowings or other arrangements that might adversely affect the financial position of the bank holding company. Specifically, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each consistent with its capital needs, asset quality, and overall financial condition. Further, as previously stated, the Company is expected to act as a source of financial strength for each of its subsidiary banks and to commit resources to support each subsidiary bank in circumstances when it might not do so absent such policy.

     The Company's ability to pay dividends depends in large part on the ability of the Bank to pay management fees and dividends to the Company. The ability of its subsidiary banks to pay dividends will be subject to restrictions set forth in California banking law and the regulations of the FDIC.

     Under California Financial Code section 642, funds available for cash dividend payments by a bank are restricted to the lesser of: (i) retained earnings; or (ii) the bank's net income for its three fiscal years (less any distributions to stockholders made during such period). However, with the prior approval of the California Superintendent of Banks, California Financial Code
section 643 provides that a bank may pay cash dividends in an amount not to exceed the greater of: (1) the retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. However, if the Superintendent finds that the stockholders' equity of the bank is not adequate or that the payment of a dividend would be unsafe or unsound, the Superintendent may order such bank not to pay a dividend to stockholders.

     Additionally, under FDICIA a bank may not make any capital distribution, including the payment of dividends, if, after making such distribution, the bank would be in any of the "under-capitalized" categories under the FDIC's Prompt Corrective Action regulations.

     Also, under the Financial Institution's Supervisory Act, the FDIC has the authority to prohibit a bank from engaging in business practices that the FDIC considers to be unsafe or unsound. It is possible, depending upon the financial condition of a bank and other factors, that the FDIC could assert that the payment of dividends or other payments in some circumstances might be such an unsafe or unsound practice and thereby prohibit such payment.

     Finally, the Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate are limited, individually, to 10% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law.

          INTERSTATE BANKING AND BRANCHING

     On September 29, 1994, the Reigle/Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") was signed into law, effectively permitting nationwide banking. The Interstate Act provides that adequately capitalized and adequately managed bank holding companies may acquire banks in any state, even in those jurisdictions that currently bar acquisition by out-of-state institutions, subject to deposit concentration limits. The deposit concentration limits provide that regulatory approval by the FRB may not be granted for a proposed interstate acquisition if, after the acquisition, the acquirer on a consolidated basis would control more than 10% of the total deposits nationwide or would control more than 30% of deposits in the state where the acquiring institution is located. The deposit concentration state limit does not apply for initial acquisitions in a state and, in every case, may be waived by the state regulatory authority. Interstate acquisitions are subject to compliance with the Community Reinvestment Act (the "CRA"). States are permitted to impose age requirements not to exceed five years on target banks for interstate acquisitions.

     Branching between states may be accomplished either by merging separate banks located in different states into one legal entity, or by establishing new branches in another state. Interstate branching is also subject to a 30% statewide deposit concentration limit on a consolidated basis and a 10% nationwide deposit concentration limit. The laws of the host state regarding community reinvestment, fair lending, consumer protection (including usury limits), and establishment of branches shall apply to the interstate branches.

     The opening of a new branch by an out-of-state bank is not permitted unless the host state expressly permits such an opening. The establishment of an initial new branch in a state is subject to the same conditions as apply to initial acquisition of a bank in the host state, other than the deposit concentration limits.

     The Interstate Act permits bank subsidiaries of a bank holding company to act as agents for affiliated depository institutions in receiving deposits, renewing time deposits, closing loans, servicing loans, and receiving payments on loans and other obligations. A bank acting as agent for an affiliate shall not be considered a branch of the affiliate. Any agency relationship between affiliates must be on terms that are consistent with safe and sound banking practices. The authority for an agency relationship for receiving deposits includes the taking of deposits for an existing account, but is not meant to include the opening or origination of new deposit accounts. Subject to certain conditions, insured savings associations that were affiliated with banks as of June 1, 1994 may act as agents for such banks. An affiliate bank or savings association may not conduct any activity as an agent which it is prohibited from conducting as a principal.

     If an interstate bank decides to close a branch located in a low or moderate income area, it must comply with additional branch closing notice requirements. The appropriate regulatory agency is authorized to consult with community organizations to explore options to maintain banking services in the affected community where the branch is to be closed.

     To ensure that interstate branching does not result in taking deposits without regard to a community's credit needs, the regulatory agencies have implemented regulations prohibiting interstate branches from being used as "deposit production offices." The regulations include a provision to the effect that if loans made by an interstate branch are less than 50% of the average of all depository institutions in the state, then the regulator must review the loan portfolio of the branch. If the regulator determines that the branch is not meeting the credit needs of the community, it has the authority to close the branch and to prohibit the bank from opening new branches in the state.

     The Caldera, Weggeland and Killea California Interstate Banking and Branching Act of 1995 (the "Caldera Act"), effective October 2, 1995, amends the California Financial Code to, among other matters, regulate the operations of state banks to eliminate conflicts with and to implement the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 discussed above. The Caldera Act includes: (1) an election to permit early interstate merger transactions; (2) a prohibition against interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (3) a prohibition against interstate branching through de novo establishment of California branch offices. The Caldera Act mandates that initial entry into California by an out-of-state institution be accomplished by acquisition of or merger with an existing whole bank that has been in existence for at least five years.

          COMMUNITY REINVESTMENT ACT

     The Bank is subject to the fair lending requirements and reporting obligations involving home mortgage lending operations and CRA activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.

     A bank's compliance with its CRA obligations is based on a performance-based evaluation system, which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the FRB will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted in the third quarter of 1997, the Bank was rated satisfactory in complying with its CRA obligations.

          DEPOSIT INSURANCE PREMIUMS

     The Bank's deposit accounts are insured by the FDIC's Bank Insurance Fund ("BIF") to the maximum permitted by law. This deposit insurance may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary regulator.

     The FDIC charges an annual assessment for the insurance of deposits. As of December 31, 1998, the assessment ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment.

     Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 ("EGPRA"), at January 1, 1997, the Bank began paying, in addition to its normal deposit insurance premium as a member of the BIF, an amount equal to approximately 1.3 basis points per $100 of insured deposits toward the retirement of the Financing Corporation Bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 6.4 basis points. Under the EGPRA, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

          ASSET CONSERVATION, LENDER LIABILITY, AND DEPOSIT INSURANCE PROTECTION ACT OF 1996

     Environmental Protection Agency regulations excluding financial institutions from liability for the clean up of toxic materials on property held as collateral for loans were overturned by the federal courts. Due to concerns expressed by interested parties (owners, realtors, and lenders), Congress passed amendments to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") to reinstate certain safeguards for fiduciaries and lenders. A bank or other party acting as a fiduciary may hold property in such capacity and shall have no liability for the release or threatened release of a hazardous substance in excess of the value of the property held in a fiduciary capacity. For example, a bank acting as trustee under the terms of a written trust agreement will not have any liability in excess of the actual value of the assets in that particular trust. The assets of the Bank will not be at risk for a release occurring on property belonging to the trust. This amendment does not limit the liability of the fiduciary to private parties that may have a cause of action outside the scope of CERCLA. "Fiduciary," as used in CERCLA, includes trustees, executors, administrators, custodians, guardians, receivers, conservators, and personal representatives.

     The amendments to CERCLA include changes in the definitions contained in 42 U.S.C. section 9601(20), entitled "Definitions." A major change in the definition of "Owner" or "Operator" has the effect of limiting the liability of a financial institution that does not participate in management of an environmentally impaired property. Section 9607 of CERCLA states that owners and operators of a vessel or facility are liable for damages arising out of discharge of a hazardous substance on property. The amendment specifically states that a financial institution holding a deed of trust on real property that does not participate in the management of the operations carried out on the property is not an owner or an operator under the statute. The amendments further state that a financial institution that forecloses on such property does not incur liability simply by the act of foreclosing on the property or through the subsequent sale of the property to a third party.

          PROPOSED LEGISLATION

     Other legislation and government regulations have been proposed which could also affect the business activities of the Company and the Bank, and it is likely that additional legislation will be introduced in Congress or in state legislatures in the future which may impact their business. The proposed legislation includes wide-ranging bills that would alter the structure, regulation, and competitive relationships of the nation's financial services industry, such as proposals to alter the present statutory separation of commercial and investment banking; to permit bank holding companies and banks to engage in certain securities underwriting and distribution activities and certain real estate investment activities; to permit bank holding companies to own or control thrift institutions; to subject banks to increased disclosure and reporting requirements; and to generally expand the range of financial services that can be provided by bank holding companies as well as by other financial institutions. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the present or future business of the Company or the Bank may be affected.

     IMPACT OF MONETARY POLICIES

     Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and other borrowings and the interest rate earned by a bank on loans, securities, and other interest-earning assets comprises the major source of a bank's earnings. Thus, the earnings and growth of banks are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such an seeking to curb inflation and combat recession, by its open-market dealings in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements and through adjustments to the discount rate applicable to borrowings by banks that are members of the FRB.
The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Bank cannot be predicted. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan loss charge-offs, thus adversely affecting a bank's net earnings.

     ACCOUNTING PRONOUNCEMENTS

          SFAS NO. 125 - "ACCOUNTING FOR THE TRANSFER AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES"

     The Financial Accounting Standards Board ("FASB") has issued SFAS No. 125, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" effective for transactions occurring after December 31, 1996. SFAS No. 125 requires that an asset seller must meet defined conditions to demonstrate that it has surrendered control over the assets. The failure to meet these conditions usually results in on-balance-sheet treatment for the assets and a liability for the sale proceeds received. SFAS No. 125 also requires that contracts to service are recorded as an asset or a liability based on fair value or on an allocation of the carrying amount of the financial asset. SFAS No. 125 covers subsequent accounting, including impairments, and eliminates the distinction between excess and normal servicing. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" to defer for one year the effective date of implementation for transactions related to repurchase agreements, dollar-roll repurchase agreements, securities lending, and other similar transactions. The Company does not believe that adoption of these standards will have a significant impact on its financial position or results of operations.

          SFAS NO. 130 - "REPORTING COMPREHENSIVE INCOME"

     For financial statements issued after December 31, 1997, the FASB mandates compliance with SFAS No. 130, "Reporting Comprehensive Income." SFAS provides guidance as to the presentation and display of comprehensive income and its components in the financial statements. The statement defines "comprehensive income" to include revenues, expenses, gains, and changes in equity from transactions during the period. The Company has adopted SFAS No. 130, and does not expect the statement to have a material impact on its financial statements.

          SFAS NO. 131 - "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION"

     SFAS No. 131 establishes standards for public business enterprises' reporting of information about operating segments in annual financial statements. The Statement requires that the enterprises report selected information concerning operating segments in interim financial reports issued to shareholders. Additionally, the Statement establishes requirements for related disclosures about products, services, geographic areas, and major customers.

     SFAS No. 131 requires public business enterprises to report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Statement further requires reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, SFAS No. 131 does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

     The Company has adopted SFAS No. 131. The adoption of the applicable provisions did not have a material effect on the Company, as management believes that it operates only in one segment - the commercial banking segment.

          SFAS NO. 133 - "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

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

          SFAS NO. 134 - "ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE"

     FASB issued SFAS No. 134 in October of 1998, to be effective the first fiscal quarter after December 31, 1998. SFAS No. 134 amends SFAS No. 65 to require entities engaged in mortgage banking activities to classify their mortgage-backed securities, or other retained interests, based upon their ability and intent to sell or hold those investments. The intent of the statement is to conform the subsequent accounting for securities retained after mortgage loan securitization with the subsequent accounting for securities retained after the securitization of other types of assets by mortgage banking entities. The Company has adopted SFAS No. 134 and does not expect the statement to have a material impact on its financial statements.

     YEAR 2000 COMPLIANCE

     The Federal Financial Institutions Examination Council issued an interagency statement in May 1997 regarding year 2000 project management awareness. It is expected that unless financial institutions address the technology issues relating to the coming of the year 2000, there may be major disruptions in the operations of financial institutions. The statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the year 2000 problem. The federal banking agencies have been conducting year 2000 compliance examinations, and the failure to implement a year 2000 program may be seen by the federal banking agencies as an unsafe and unsound banking practice. In addition, federal banking agencies will be taking into account year 2000 compliance programs when analyzing applications and may deny an application based on year 2000 related issues. (For a further discussion of the Company's and the Bank's efforts regarding "Year 2000" compliance, see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.")

     OTHER INFORMATION

     There has been no material effect upon the Bank's capital expenditures, earnings, or competitive position as a result of federal, state, or local provisions regarding the discharge of materials into the environment.


ITEM 2.   PROPERTIES

     The Bank currently conducts its banking operations from an administrative office, seven branch offices, and three loan production offices ("LPO") and its subsidiary EPI. Rental expense for all premises leased totaled $177,344 for the year ended December 31, 1999. It is estimated that rental expense for leased premises will be approximately $139,000 for 1999.

     The Bank's principal office in Yuba City, California, is located at 777 Colusa Avenue in a modern, single-story, shopping center end building, which has drive-up windows and off-street parking for its customers. This office was opened in 1982 and has a total square footage of 9,122.

     In 1991, the Bank purchased a 3,694 square foot building located at 1005 Stafford Way, Yuba City, California, located directly behind its main branch. The Bank's note department moved from the Bank's Colusa Avenue office to this location in the third quarter of 1997, as the Company's headquarters moved to another location.

     The Bank purchased land for the Bank's office at 1221 Bridge Street, Yuba City, California, in 1978. In 1991, the Bank purchased a combined 14,972 square foot retail and office building with parking located at 1227 Bridge Street, adjacent to the Bank's Bridge Street branch. Currently, the Bank's Data Center, the headquarters for the Company, and administrative services and financial consulting services are located in this building.

     The Bank's Marysville office is located at 700 "E" Street in Marysville, California. The Bank purchased this 3,702 square foot building, which was a branch of another bank, in September 1995.

     The Bank's Colusa branch office is located at 655 Fremont Street in a 2,819 square foot office building that was converted to banking quarters. The Bank owns the land and premises for the branch.

     In 1985, the Bank purchased a 5,306 square foot premises for its Arbuckle office located at the corner of Amanda and Sixth Streets. The Bank moved its Arbuckle office to this location in June 1986. The Bank leases 1,800 square feet plus a common area of these premises to an unaffiliated party.

     In 1993, the Bank purchased a 4,427 square foot building that is now the location of its Woodland, California, branch office located at 203 Main Street. This was formerly the site of a branch of another bank.

     The Bank leased the land and a module on the property located at 114 "D" Street, Wheatland, California, from March 1997 until April 1998 for its Wheatland branch office. In April 1998, the Bank entered a new lease for the same sight together with a new freestanding building. The 2,831 square foot building was completed on September 21, 1998, at which time the Bank relocated from the previously leased module. The term of the lease is 10 years with the option and right to extend the original term of this lease for two periods of five years each. The monthly lease payment is $2,797 and is subject to annual adjustments on the anniversary of the lease commencement date.

     The Bank moved its Roseville LPO to a new office in Citrus Heights in October 1997. The rent is $1,158 per month for this office. The lease is for two years.

     On December 1, 1997, the Bank's Chico LPO relocated to 500 Main Street in Chico, California. The lease is for three years at a rent of $1,783 per month.

     On December 2, 1996, the Bank purchased a former bank branch located at 995 Tharp Road in Yuba City, California. After remodeling, the Bank relocated its Agricultural Real Estate and Residential Real Estate Departments at this location.

     In connection with the purchase of EPI, the Bank entered into a 17-month lease commencing August 1, 1996 for premises where EPI is located at 6929 Sunrise Boulevard in Citrus Heights. The lease has been extended to December 31, 1999, at a monthly rent of $5,276.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is a party to ordinary routine litigation incidental to its business. In addition, the Bank is a party to a lawsuit entitled FEATHER RIVER STATE BANK V. THIARA ENTERPRISES, ET AL. and the corresponding cross-complaint entitled THIARA ENTERPRISES, ET AL. V. FEATHER RIVER STATE BANK, which could be considered material pending litigation. This suit stems from a defaulted loan obligation. The Bank took legal action against the debtor to enforce the terms of its loan agreements. The Bank's suit lists various causes of action, including foreclosure of real and personal property, temporary restraining order, permanent injunction, and certain fraud counts. The debtor's cross-complaint alleges breach of contract and seeks punitive damages. Subsequently, the debtor filed for bankruptcy protection. On December 4, 1998, the parties entered into a Settlement, Modification Agreement and General Release. The agreement is subject to the bankruptcy court's approval.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is trading on the NASDAQ National Market under the trading symbol "CIBN." The Company's common stock began trading on the NASDAQ National Market on July 31, 1996. Prior to that time, the Company's common stock was listed on the NASDAQ Bulletin Board and was the subject of limited trading.

     Set forth below is information regarding trading in the Company's common stock for the last two years.

     The prices indicated below may not necessarily represent actual transactions.

               SALE PRICE OF COMMON STOCK
               --------------------------

PERIOD ENDED 1998             BID                 ASK
                              ---                 ---
March 31                     $24.50              $26.25
June 30                       25.00               27.50
September 30                  22.50               24.50
December 31                   20.00               20.12

PERIOD ENDED 1997             BID                 ASK
                              ---                 ---
March 31                     $26.25              $28.00
June 30                       26.75               28.50
September 30                  25.00               27.00
December 31                   24.13               26.25

     Cash dividends paid on the Company's common stock were $.42 per share for the year ending December 31, 1998, and $.40 per share for the year ending December 31, 1997. These figures have been adjusted for the 5% stock dividend paid in 1997 and in 1998.

     It is currently the intention of the Board of Directors of the Company to pay cash dividends on a quarterly basis. However, there is no assurance that cash dividends will be paid in the future as they are dependent upon the earnings, financial condition, and capital requirements of the Company and its subsidiary, Feather River State Bank, as well as legal and regulatory requirements.

     Federal and State banking and corporate laws could limit the Bank' ability to pay dividends to the Company. The Bank has issued a policy statement that a bank holding company should not declare or pay a cash dividend to its shareholders if the dividend would place undue pressure on the capital of its subsidiary banks or if the dividend could be funded only through additional borrowings or other arrangements that may adversely affect the financial position of the Company. In addition, a bank holding company may not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend, and its prospective rate of earnings retention is sufficient to fully fund each dividend and appears consistent with its capital needs, asset quality, and overall financial condition.

     As a result of the Bank's disappointing 1997 financial performance and concerns disclosed during the Bank's December 31, 1997, joint regulatory examination, the Bank's Board of Directors has passed a resolution that requires the Bank to seek the written approval of the FDIC and California Department of Financial Institutions prior to the payment of any cash dividends.

     As of February 28, 1999, there were 1,110 holders of record of the Company's common stock.

ITEM 6.   SELECTED FINANCIAL DATA

     For the "Selected Financial Data," see page 1 of the Company's 1998 Annual Report to the Shareholders, which is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the "Management's Discussion and Analysis of Financial Condition and Results of Operations," see pages 9-21 of the Company's 1998 Annual Report to the Shareholders, which is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For the discussion of "Quantitative and Qualitative Disclosures About Market Risk," see section titled "Interest Rate Sensitivity" at pages 17-18 of the Company's 1998 Annual Report to the Shareholders, which is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For "Financial Statements and Supplemental Data," see pages 22-39 of the Company's 1998 Annual Report to the Shareholders, which is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning directors and executive officers of the Company, see "ELECTION OF DIRECTORS" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the "Proxy Statement"), which is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     For information concerning executive compensation, see "EXECUTIVE COMPENSATION" in the Proxy Statement, which is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information concerning security ownership of certain beneficial owners and management, see "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Proxy Statement, which is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information concerning certain relationships and related transactions, see "Indebtedness of Management and Other Transactions" in the Proxy Statement, which is incorporated herein by reference.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   FINANCIAL STATEMENTS

     The consolidated financial statements of the Company and subsidiaries, other financial information, and the Independent Auditors' Report on Consolidated Financial Statements are contained herein under Item 8.

     2.   FINANCIAL STATEMENT SCHEDULES

     In accordance with Regulation S-X, the financial statement schedules have been omitted because (a) they are not applicable to or required of the Company; or (b) the information required is included in the consolidated financial statements or notes thereto.

     3.   EXHIBITS

     See Index to Exhibits of this Form 10-K.

(b)  REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the quarter ending December 31, 1998.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA INDEPENDENT BANCORP

Date:  March 16, 1999

By:  /s/ Robert J. Mulder

------------------------------------
     Robert J. Mulder, President
     and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                          Title                         Date

/s/ Annette Dier Bertolini         Senior Vice President         March 16, 1999
--------------------------         and Chief Financial Officer
ANNETTE DIER BERTOLINI             (Principal Financial and
                                   Accounting Officer)

/s/Harold M. Eastridge             Director                      March 16, 1999
--------------------------
HAROLD M. EASTRIDGE

/s/William H. Gilbert
--------------------------         Director                      March 16, 1999
WILLIAM H. GILBERT

/s/ Donald H. Livingstone
--------------------------         Director                      March 16, 1999
DONALD H. LIVINGSTONE

/s/ Robert J. Mulder
--------------------------         President, Chief              March 16, 1999
ROBERT J. MULDER                   Executive Officer and
                                   Director
/s/ David A. Offutt
--------------------------         Chairman of the Board         March 16, 1999
DAVID A. OFFUTT                    of Directors, and Director

/s/William K. Retzer
--------------------------         Director                      March 16, 1999
WILLIAM K. RETZER

/s/Ross D. Scott
--------------------------         Director                      March 16, 1999
ROSS D. SCOTT



/s/ Louis F. Tarke
--------------------------         Director                      March 16, 1999
LOUIS F. TARKE

/s/ Michael C. Wheeler
--------------------------         Director                      March 16, 1999
MICHAEL C. WHEELER

                                  INDEX TO EXHIBITS

Exhibit No.
-----------
2.1          Plan of Reorganization and Merger Agreement dated January 30, 1995 by and between Feather River State Bank, FRSB Merger Company and California
             Independent Bancorp.  Filed as Exhibit 2.1 to the Company's General Form
             for Registration of Securities on Form 10 (File No. 0-26552).*

3.1          Articles of Incorporation of California Independent Bancorp.  Filed as
             Exhibit 3.1 to the Company's General Form for Registration of Securities
             on Form 10 (File No. 0-26552).*

3.2          Bylaws of California Independent Bancorp.  Filed as Exhibit 3.2 to the
             Company's General Form for Registration of Securities on Form 10 (File
             No. 0-26552).*

10.1         Salary Continuation Agreements dated April 28, 1993 with Robert J.
             Mulder, Ronald W. Kelly and Annette Dier Bertolini.  Filed as Exhibit
             10.1 to the Company's General Form for Registration of Securities on
             Form 10 (File No. 0-26552).*

10.2         Agreement for the purchase of 203 Main Street, Woodland, California, by and between Feather River State Bank and Bank of America, NT & SA
             successor to Security Pacific National Bank.  Filed as Exhibit 10.2 to
             the Company's General Form for Registration of Securities on Form 10
             (File No. 0-26552).*

10.3         Consolidated Agreement dated April 30, 1993 with Unisys Corporation.
             Filed as Exhibit 10.3 to the Company's General Form for Registration of
             Securities on Form 10 (File No. 0-26552).*

10.4         Agreements with Information Technologies, Inc.  Filed as Exhibit 10.4 to
             the Company's General Form for Registration of Securities on Form 10
             (File No. 0-26552).*

10.5         Lease for 6545 Sunrise Boulevard, Suite 201, Citrus Heights, California.
             Filed as Exhibit 10.5 to the Company's General Form for Registration of
             Securities on Form 10 (File No. 0-26552).*

10.6         Deferred Compensation Agreement dated July 19, 1994 with William H.
             Gilbert.  Filed as Exhibit 10.6 to the Company's General Form for
             Registration of Securities on Form 10 (File No. 0-26552).*

10.7         Feather River State Bank Employee Ownership Plan.  Filed as Exhibit 10.7
             to the Company's General Form for Registration of Securities on Form 10
             (File No. 0-26552).*

10.8         Bank Affiliate Agreement between Feather River State Bank and Lexington
             Capital Management, Inc.  Filed as Exhibit 10.8 to the Company's General
             Form for Registration of Securities on Form 10 (File No. 0-26552).*

10.9         California Independent Bancorp 1989 Amended and Restated Stock Option
             Plan including related Incentive and Non Statutory Stock Option
             Agreements.  Filed as Exhibit 4 to Amendment No. 1 to the Company's
             Registration Statement on Form S-8/SEC Registration No. 333-09813 dated
             November 26, 1996.*

10.10        California Independent Bancorp 1996 Stock Option Plan and related
             Incentive Stock Option and Nonstatutory Stock Option Agreements.  Filed
             as Exhibit to Amendment No. 1 to the Company's Form S-8/SEC Registration
             No. 333-09823 dated November 26, 1996.*

10.11        Purchase and Sale Agreement and Joint Escrow Instructions by and between
             First Interstate Bank of California and Feather River State Bank for
             700 "E" Street, Marysville.  Filed as Exhibit 10.10 to the Company's
             Form 10-K for December 31, 1995.*

10.12        Stock Purchase Agreement dated September 16, 1996 between Feather River
             State Bank and Carolyn E. Roth and related Employment Agreement and
             Noncompetition Agreement. Filed as Exhibit 2 to the Company's Form 8-K
             dated October 1, 1996.*

10.13        Purchase and sale by and between Wells Fargo Bank, N.A. and Feather
             River State Bank for 995 Tharp Road, Yuba City, California.  Filed as
             Exhibit 10.14 to the Company's Form 10-K for December 31, 1997.*

10.14        Executive Salary Continuation Agreement dated February 4, 1997 by and between Feather River State Bank and Robert J. Mulder.  Filed as Exhibit
             10.16 to the Company's Form 10-K for December 31, 1996.*

10.15        Lease by and between Anderson and Associates and E.P.I. Leasing Co.,
             Inc., for the premises at 6929 Sunrise Boulevard, Citrus Heights,
             California.    Filed as Exhibit 10.17 to the Company's Form 10-K for
             December 31, 1996.*

10.16        Lease by and between Raj J. Sharma and Feather River State Bank for 114
             D Street, Wheatland, California.

10.17        Lease by and between Diana Holmes, Trustee, and Feather River State Bank for the Chico, California Loan Production Office located at 500 Main
             Street, Chico, California.

13           California Independent Bancorp's 1998 Annual Report to Shareholders.
             (Deemed filed only with respect to those sections which have been incorporated into this Form 10-K by reference.)

21           Feather River State Bank, a California banking corporation, is the only subsidiary of Registrant.

23           Consent of Arthur Andersen LLP for audited financial statements for the year ended December 31, 1998.

27           Financial Data Schedule

---------------
*    Document incorporated herein by reference.