Form 10-Q
period 1999-03-31
CALIFORNIA INDEPENDENT BANCORP
filed 1999-05-12
CIK 948976

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------
                                       OR
()       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _______________to _________________

Commission File Number 0-265520
                       --------
                         CALIFORNIA INDEPENDENT BANCORP
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                              68-0349947
                 ----------                              ----------
        (State or other jurisdiction of                (IRS Employer
        incorporation or organization)               Identification No.)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
         Class                                         March 31, 1999
         -----                                         --------------
         Common stock, no par value                    1,749,873 shares

This report contains 26 pages

                          PART I- FINANCIAL INFORMATION

ITEM 1                                                                   PAGE
CALIFORNIA INDEPENDENT BANCORP AND
SUBSIDIARIES FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS                                              3

   CONSOLIDATED STATEMENTS OF INCOME FOR THREE MONTHS                       4

   CONSOLIDATED STATEMENTS OF CASH FLOWS                                    5

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             6-7

ITEM 2

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                                 8-23

ITEM 3

   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK              23

                           PART II- OTHER INFORMATION

ITEM 1

   LEGAL PROCEEDINGS                                                       24

ITEM 2

   CHANGES IN SECURITIES AND USE OF PROCEEDS                               24

ITEM 3

   DEFAULTS UPON SENIOR SECURITIES                                         24

ITEM 4

   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     24

ITEM 5

   OTHER INFORMATION                                                       24

ITEM 6

   EXHIBITS AND REPORTS ON FORM 8K                                      24-25

  SIGNATURES                                                               26

                          PART I-FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 MARCH 31,         DECEMBER 31,         MARCH 31,
                                                                   1999                1998               1998
                                                           --------------------- -----------------  -----------------
ASSETS
Cash and due from banks                                          $    20,090,471     $  30,900,727      $  16,089,358
Federal funds sold                                                     8,900,000        12,100,000          9,100,000
                                                           --------------------- -----------------  -----------------
  Cash and cash equivalents                                           28,990,471        43,000,727         25,189,358
Investment securities:
  Held-to-maturity securities, at amortized cost
    (fair value of $9,689,171, $9,202,780 and
       $18,693,134, respectively)                                      9,344,340         9,106,029         18,633,979
  Available-for-sale securities, at fair value                        64,687,804        51,533,305         51,013,310
                                                           --------------------- -----------------  -----------------
    Total investments                                                 74,032,144        60,639,334         69,647,289

Loans and leases                                                     142,818,871       150,919,757        141,799,626
Loans and leases held-for-sale                                        33,431,379        30,262,758         35,660,879
                                                           --------------------- -----------------  -----------------
    Gross Loans                                                      176,250,250       181,182,515        177,460,505
  Less- allowance for loan and lease losses                           (6,566,694)       (6,024,111)        (5,822,119)
                                                           --------------------- -----------------  -----------------
    Net Loans                                                        169,683,556       175,158,404        171,638,386

Premises and equipment, net                                            7,819,537         7,848,799          8,056,502
Interest receivable                                                    3,089,879         2,854,674          3,410,647
Other real estate owned                                                  101,014           101,014            649,096
Other assets                                                           5,877,597         5,709,653          5,877,126
                                                           --------------------- -----------------  -----------------
   Total assets                                                  $   289,594,198     $ 295,312,605      $ 284,468,404
                                                           --------------------- -----------------  -----------------
                                                           --------------------- -----------------  -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                            $    56,312,361     $  66,008,029      $  51,572,566
  Interest-bearing                                                   207,132,584       202,800,415        207,950,372
                                                           --------------------- -----------------  -----------------
    Total deposits                                                   263,444,945       268,808,444        259,522,938

Interest payable                                                       1,446,152         1,622,659          1,721,716
Other liabilities                                                      1,021,236         1,226,331          1,174,888
                                                           --------------------- -----------------  -----------------
  Total liabilities                                                  265,912,333       271,657,434        262,419,542

Shareholders' equity:
  Common stock, no par value-
    Authorized- 20,000,000 shares
    Issued and outstanding - 1,749,873 shares March 31,
    1999, 1,744,580 shares December 31, 1998 and
    1,733,688 shares March 31, 1998                                   15,563,846        15,561,767         13,587,420
Retained earnings                                                      8,395,424         8,099,474          8,494,846
Debt guarantee of ESOP                                                   (40,000)          (40,000)           (80,000)
Accumulated other comprehensive (loss) income                           (237,405)            33,930             46,596
                                                           --------------------- -----------------  -----------------
  Total shareholders' equity                                          23,681,865        23,655,171         22,048,862
                                                           --------------------- -----------------  -----------------
  Total liabilities and shareholders' equity                     $   289,594,198     $ 295,312,605      $ 284,468,404
                                                           --------------------- -----------------  -----------------
                                                           --------------------- -----------------  -----------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS

                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   THREE MONTHS                   THREE MONTHS
                                                                      ENDED                           ENDED
                                                                  MARCH 31, 1999                 MARCH 31, 1998
                                                           ----------------------------------------------------------
INTEREST INCOME
Interest and fees on loans and leases                                  $      4,711,336              $      4,607,242
Interest on investment-
  Taxable interest income                                                       876,867                       880,046
  Nontaxable interest income                                                     45,351                        90,196
Interest on federal funds sold                                                  205,593                       389,156
                                                           ----------------------------     -------------------------
    Total interest income                                                     5,839,147                     5,966,640
                                                           ----------------------------     -------------------------
INTEREST EXPENSE
Interest on deposits                                                          2,051,521                     2,165,769
Interest on other borrowings                                                      3,412                         5,013
                                                           ----------------------------     -------------------------
    Total interest expense                                                    2,054,933                     2,170,782
                                                           ----------------------------     -------------------------
    Net interest income                                                       3,784,214                     3,795,858
PROVISION FOR LOAN AND LEASE LOSSES                                            (550,000)                     (396,000)
                                                           ----------------------------     -------------------------
  Net interest income after provision for loan and lease
    losses                                                                    3,234,214                     3,399,858
                                                           ----------------------------     -------------------------
NONINTEREST INCOME
Service charges on deposit accounts                                             203,713                       239,607
Lease commissions                                                               432,310                       531,136
Brokered loan fees                                                               95,665                       258,314
Other                                                                           397,905                       320,528
                                                           ----------------------------     -------------------------
  Total noninterest income                                                    1,129,593                     1,349,585
                                                           ----------------------------     -------------------------

NONINTEREST EXPENSE
Salaries and employee benefits                                                1,998,795                     1,962,644
Occupancy expense                                                               203,216                       186,700
Furniture and equipment expense                                                 382,938                       348,044
Legal and professional fees                                                     124,777                       161,799
Other                                                                           886,570                       795,583
                                                           ----------------------------     -------------------------
  Total noninterest expense                                                   3,596,296                     3,454,770
                                                           ----------------------------     -------------------------
  Income before provision for income taxes                                      767,511                     1,294,673
PROVISION FOR INCOME TAXES                                                      279,250                       482,300
                                                           ----------------------------     -------------------------
  Net income                                                            $       488,261               $       812,373
                                                           ----------------------------     -------------------------
                                                           ----------------------------     -------------------------

PER SHARE AMOUNTS
  Basic earnings per share                                               $         0.28                 $        0.47
                                                           ----------------------------     -------------------------
                                                           ----------------------------     -------------------------
  Diluted earnings per share                                             $         0.25                 $        0.41
                                                           ----------------------------     -------------------------
                                                           ----------------------------     -------------------------
  Cash dividends per common share                                        $         0.11                 $        0.10
                                                           ----------------------------     -------------------------
                                                           ----------------------------     -------------------------
Weighted Average Common Shares Outstanding                                    1,747,213                     1,733,688
                                                           ----------------------------     -------------------------
                                                           ----------------------------     -------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESES CONSOLIDATED STATEMENTS

                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                                   (UNAUDITED)

                                                                   MARCH 31,                   MARCH 31,
                                                                      1999                       1998
                                                               -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $      488,261           $      812,373
Adjustments to reconcile net income to net cash provided
   by operating activities-
  Depreciation and amortization                                           279,114                  270,898
  Provision for possible loan losses                                      550,000                  396,000
  Write-down of other real estate owned                                         0                   37,999
  Provision for deferred taxes                                           (222,000)                  39,108
(Increase) decrease in assets-
  Interest receivable                                                    (235,205)                (739,714)
  Other assets                                                             54,056                  350,751
Increase (decrease) in liabilities-
  Interest payable                                                       (176,507)                 (92,481)
  Fed Funds purchased, other borrowings and other
    liabilities                                                          (205,095)                  29,815
                                                               -------------------------------------------
    Net cash provided by operating activities                             532,624                1,104,749

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans                                        4,924,848               (9,761,133)
Purchase of investments                                               (26,474,059)             (20,413,272)
Proceeds from maturity of HTM Securities                                  920,000                3,000,000
Proceeds from sales/maturity of AFS Securities                         11,889,914                5,011,824
Proceeds from sales of other real estate owned                                  0                  230,440
Purchases of premises and equipment                                      (249,852)                (149,600)
                                                               -------------------------------------------
    Net cash used for investing activities                             (8,989,149)             (22,081,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) in noninterest bearing deposits                         (9,695,668)             (10,920,938)
Net increase (decrease) in interest bearing deposits                    4,332,169                3,243,865
Cash dividends                                                           (192,311)                (181,624)
Stock options exercised                                                     2,079                        0
Cash paid in lieu of fractional shares                                          0                        0
                                                               -------------------------------------------
     Net cash provided by (used in) financing activities               (5,553,731)              (7,858,697)

NET INCREASE (DECREASE)                                               (14,010,256)             (28,835,689)

                                                               -------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         43,000,727               54,025,047
                                                               -------------------------------------------

                                                               -------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               28,990,471               25,189,358
                                                               -------------------------------------------
                                                               -------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of Management, the unaudited consolidated financial statements contain all adjustments which are necessary to present fairly the financial position of California Independent Bancorp ("Company") and its subsidiaries at March 31, 1999, December 31, 1998 and March 31, 1998, and the results of its operations for the periods ended March 31, 1999 and March 31,1998, respectively.

         Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with SEC rules or regulations. The results of operations for the period ended March 31, 1999, are not necessarily indicative of the operating results for the full year ending December 31, 1999. It is suggested these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual report for the year ended December 31, 1998.

NOTE 2 - CONSOLIDATION

         The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Feather River State Bank ("Bank"), and the Bank's wholly owned subsidiary E.P.I. Leasing Company Inc. ("EPI"). All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - LOANS TO DIRECTORS

         In the ordinary course of business, the Company makes loans to directors of the Company, which on March 31, 1999, amounted to a total of approximately $3,678,000.

NOTE 4 - COMMITMENTS & CONTINGENT LIABILITIES

         In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

NOTE 5 - CASH DIVIDENDS

         In February, May, August and November of 1998 and February 1999, the Company paid an eleven-cent per share cash dividend.

NOTE 6 - EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share ("EPS"). It replaced the presentation of primary EPS with a presentation of basic EPS. It also required dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and required reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The statement is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement for all periods presented. The implementation of this statement does not have a material effect on the Company's reported financial position or net income.

         Basic earnings per share excludes dilution and is computed by dividing income available to the common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared the earnings of the Company.

NOTE 7  - FINANCIAL ACCOUNTING PRONOUNCEMENTS

                  On January 1, 1998, the Company adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income refers to revenues, expenses, gains, and losses that generally accepted accounting principles recognize as changes in value to an enterprise but are excluded from net income.

         For the Company, comprehensive income includes net income (loss) and changes in the fair value of its available-for-sale investment securities. Total comprehensive income for the three months ended March 31, 1999 and March 31, 1998, is $250,856 and $858,969, respectively.

         On January 1, 1998, the Company adopted the Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for reporting enterprise segments of a company in the footnotes to the financial statements. The adoption of the applicable provisions of SFAS No. 131 did not have a material effect on the Company, as Management believes that the Company operates only in one segment, the commercial banking segment.

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

         In October of 1998, FASB issued SFAS No. 134, to be effective the first fiscal quarter after December 31, 1998. SFAS No. 134 amends SFAS No. 65 to require entities engaged in mortgage banking activities to classify their mortgage-backed securities, or other retained interests, based upon their ability and intent to sell or hold those investments. The intent of the statement is to conform the subsequent accounting for securities retained after mortgage loan securitization with the subsequent accounting for securities retained after the securitization of other types of assets by mortgage banking entities. The Company has adopted SFAS No. 134 and does not expect the statement to have a material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

California Independent Bancorp ("CIB", and with its subsidiaries the "Company") through its wholly owned subsidiary, Feather River State Bank (the "Bank") engages in a broad range of financial service activities. The Bank commenced operations in 1977 as a California State commercial chartered bank. CIB was formed in 1994 and, after receiving regulatory and shareholder approval, became the holding company for the Bank in May 1995. In October 1996, the Bank acquired E.P.I. Leasing Co., Inc. ("EPI") and operates this equipment leasing company as a subsidiary.

Certain statements in this Form 10-Q quarterly report include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to the 'safe harbor' provisions created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; the loss of key personnel; and changes in the securities markets. In addition, such risks and uncertainties include mortgage banking activities, merchant card processing and concentration of lending activities.

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from March 31, 1998 and December 31, 1998 to March 31, 1999, and significant changes and trends in the Company's results of operations for the three months ended March 31, 1999, compared to the same period in 1998.


         OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS


The Company reported net income of $488,261 as of March 31, 1999 as compared to $812,373 for the period ending March 31, 1998. These figures represent a 39.9% decline which primarily are attributible to two factors. First, the Company continues to allocate additional funds to its provision for loan and lease losses which amounted to $550,000 for the first quarter of 1999 as compared to $396,000 for the same period 1998. Second, is the Company's strategic decision to hold selected real estate loans in the Bank's portfolio instead of selling these loans in the secondary markets. By implementing this strategy the Company is attempting to take advantage of long-term increases in interest income, while foregoing a lower return earned by the one-time brokered loan fee. The immediate impact of this plan contributed to a decrease of brokered loan fee income. These fees stood at $95,665 at March 31, 1999 a 63% decrease over the same period in 1998.

Total assets at March 31, 1999 decreased 1.9% from $295,312,605 at December 31, 1998 to $289,594,198. However, this marks an increase of 1.8% over March 31, 1998 total assets of $284,468,404. Gross loans were $176,250,250 at March 31, 1999, a 2.7% decrease from $181,182,515 at December 31, 1998 and 0.70% decrease from $177,460,505 at March 31, 1998. The decrease from March 31,1999 over December 31, 1998, represents the seasonal nature of the Company's loan portfolio. Historically, the Company's agricultural loan demand increases in the second and third quarters of the year. The Company's loan balances begin to decrease, during the fourth quarter of the year and into the first quarter of the next year, as payments are received from its borrowers.

The Company's investment portfolio at March 31,1999, was $74,032,144 compared to December 31, 1998 investments of $60,639,334 and $69,647,289 at March 31, 1998.
The increase in the investment portfolio from December 31, 1998, to March 31, 1999, was due to the reallocation of loan proceeds received into investments rather than making new loans. Cash and cash equivalents which consists of cash and due from banks and federal funds sold were $28,990,471 at March 31, 1999, $43,000,727 at December 31, 1998 and $25,189,358 as of March 31, 1998. The
decrease in cash and cash equivalents from December 31, 1998 to March 31, 1999 is attributable to the Company shifting funds to longer term, higher yielding investments.

Total deposits decreased from $268,808,444 at December 31, 1998, to $263,444,945 at March 31, 1999. This decline in deposits is a reflection of normal seasonal decreases in noninterst-bearing deposits amounting to $9,695,668 offset by an increase of $4,432,169 in interest-bearing deposits resulting in a net decrease in total deposits of $5,363,499 or 2.0%.

The total loan-to-deposit ratios were 66.9%, 67.4% and 68.4% at March 31, 1999, December 31, 1998 and March 31, 1998.

         LOANS
Total loans outstanding, as of March 31, 1999 was $176,250,250. This represents a decrease of $4,621,804 or 2.6% since December 31, 1998, and a slight decrease of $1,210,255 or 0.7% compared to March 31, 1998. However, the average outstanding balance of loans during the first quarter of 1999 was $175,942,005 compared to $167,230,374 for the first quarter of 1998. The Company's average loans outstanding during the first quarter of 1999 were 5.21% greater than the first quarter of 1998.

Due to the types of loans made by the Company, the outstanding loan totals sustain moderate variations from quarter to quarter. Specifically, certain seasonal variations are expected to occur in the agricultural and construction loan portfolios. The table below sets forth the composition of the Company's loan portfolio as of March 31, 1999, December 31, 1998 and March 31, 1998.

COMPOSITION OF THE LOAN PORTFOLIO
-------------------------------------------------------------------------------------------------------------
                                              MARCH 31,             DECEMBER 31,             MARCH 31,
 LOAN CATEGORY                                   1999                   1998                   1998
-------------------------------------------------------------------------------------------------------------
Commercial and Agricultural                         $67,810,602            $71,784,483            $71,503,959
Real Estate-Construction                             42,007,098             54,828,845             46,518,235
Real Estate-Mortgage                                 40,707,570             28,503,710             29,044,052
Consumer                                              2,390,420              2,655,031              2,200,467
Lease Financing                                      23,278,541             23,313,399             27,819,287
Other                                                    56,019                 97,047                374,505
                                       ----------------------------------------------------------------------
Total                                              $176,250,250           $181,182,515           $177,460,505
-------------------------------------------------------------------------------------------------------------

The principal changes in the loan portfolio between December 31, 1998 and March 31, 1999 are discussed below:

1. Commercial and Agricultural loans declined $3,973,881 or 5.5%. The Company provides a wide range of loan products to farmers and agri-businesses throughout its trade area. A decrease occurred in the agricultural loan portfolio as borrower's repaid 1998 crop production loans from the sale of crops. This is to be expected during the spring. The commercial loan portfolio declined due to loan payoffs from earnings and borrower refinancing through other lenders. The commercial portfolio is expected to increase in forthcoming quarters.

2. Real estate construction loans declined by $12,821,747 during the quarter. The Company extends construction loans primarily to builders of single family houses. Loans are made to individual borrowers and to real estate developers. The decrease in real estate construction loans is primarily due to the time of the year. As borrowers complete building, construction loans are retired from permanent financing. During the first quarter of the year, new construction is generally slow. Therefore, the Company's new construction loan volume has not replaced the volume that was paid off during the first quarter. Real estate construction loans generally increase during the spring and summer months due to favorable weather conditions and increased buyer activity.

3. Other loans secured by real estate increased by $12,203,860 between December 31, 1998 and March 31, 1999. Loans included in this category include those secured by residential (single family and multi-family), commercial and agricultural real property. The Company offers a variety of loans secured by real estate. The increase is attributable to successful business development efforts and the Company's conscious decision to increase its real estate loan portfolio. As of March 31, 1999, 47% of the Bank's portfolio was real estate secured (includes construction and other real estate).

The amount of interest and fees earned on loans during the first quarter 1999 was $4,711,336 compared to $4,607,242 during the first quarter of 1998. This was achieved despite a generally lower interest rate environment. The 2.26% increase is attributable to a modestly higher average outstanding loan portfolio balance in the first quarter of 1999 compared to the first quarter of 1999.

The Company lends primarily to small and medium sized businesses, small to large sized farmers and consumers within its market area, which is comprised principally of Sutter, Yuba, Colusa, and Yolo counties and secondarily Butte, Glenn, Sacramento, Placer, Madera and Fresno counties. In addition, the Company originates commercial and industrial equipment leases through its subsidiary, EPI, which is located in Citrus Heights, California.


         LOAN QUALITY

The Company places loans on nonaccrual status if (1) principal or interest has been in default for 90 days or more, unless the loan is both well secured and in the process of collection; (2) payment in full of principal or interest is not expected; or (3) the financial condition of the borrower has significantly deteriorated.

The table shown below summarizes the composition of non-performing loans as of March 31, 1999, December 31, 1998 and March 31, 1998 ($ in 000's) as well as the changes between the periods.

-------------------------------------------------------------------------------------------------------------
                                                 3/31/99                      12/31/98              3/31/98
                                        $ Amount        % Change       $ Amount      % Change      $ Amount
                                   --------------------------------------------------------------------------
ACCRUING LOANS PAST DUE
90 DAYS OR MORE
Commercial                                $      0        -100.0%       $    6.0        -84.7%       $   39.3
Agricultural                                     0           0.0%              0       -100.0%          404.0
Real Estate                                      0           0.0%              0          0.0%              0
Leases                                           0           0.0%              0       -100.0%            7.6
Consumer                                         0        -100.0%            0.2          0.0%             .2
                                   --------------------------------------------------------------------------
TOTAL                                     $      0        -100.0%       $    6.2        -98.6%       $  451.2
                                   --------------------------------------------------------------------------
NONACCRUAL LOANS
                                   --------------------------------------------------------------------------
Commercial                                   550.0         -33.7%          829.1        +44.7%          573.0
Agricultural                                1673.9          -4.6%         1755.2        -63.7%         4841.7
Real Estate                                 3052.5         +10.7%         2757.3        +62.2%         1699.6
Leases                                       256.5         +38.0%          163.4        -13.4%          188.6
Consumer                                         0          0.00%              0         0.00%              0
                                   --------------------------------------------------------------------------
TOTAL                                     $5,532.9           +.5%       $5,505.0        -24.6%       $7,302.9
                                   --------------------------------------------------------------------------

                                   --------------------------------------------------------------------------
                                          $5,532.9           -.4%       $5,511.2        -28.9%       $7,754.1
TOTAL NONPERFORMING
-------------------------------------------------------------------------------------------------------------

Management has implemented an automatic transfer of loans and leases to nonaccrual status at 90 days past due. This action has resulted in the tables reflection of no accruing loans past due 90 days or more as of March 31 1999. Only under special circumstances can the transfer to nonaccrual be avoided. At March 31,1999, there were no accrual loans that met those conditions.

During 1998, the Company reduced nonperforming loans by 28.9%. However, since December 31, 1998, the percentage of nonperforming loans has remained relatively constant with nonperforming loans slightly increasing by .4%. Nonperforming loans comprised 3.1% of the portfolio on March 31, 1999, which was down from 3.6% of the portfolio on December 31, 1998 and 4.1% on March 31, 1998.

The Company's nonperforming loans rose significantly during the first half of 1997. The increase in nonperforming loans during that period was attributable to increased risk exposure in a limited number of large credit relationships. Since this time, the Company has made a concerted effort to reduce nonperforming loans. In 1997, Management assembled an experienced group of loan collectors to aggressively collect theses troubled loans and recover charged-off loans. Additionally, a plan was adopted to aggressively reduce the level of nonperforming and problem loans. This approach has been and continues to be successful.

The Company devises specific loan resolution plans based upon the circumstances surrounding the particular credit relationship. All nonperforming loans listed above are in the process of collection. In terms of specific resolution plans, 52% of these loans (approximately $2.9 million) have been restructured or are in the process of being restructured, 32% (approximately $1.7 million) are in the process of collateral liquidation, and 16% of the loans (approximately $.9 million) are currently in a workout status. Plans are designed to return the highest dollar amount to the Company in the shortest time while reducing credit risk exposure. Management projects additional progress toward the resolution of these troubled loans during the second quarter of 1999.
However, due to particular factors surrounding specific nonperforming loans, Management projects that some of these credits will require several additional quarters to resolve.

Several of the large nonperforming loans listed in the table have been partially charged-off such that the book balance of the asset is now lower than a conservative estimate of the value of the supporting loan collateral. As a result of a conservative loss recognition practice and the collection plans currently in place, Management believes that the risk of additional credit loss in the remaining nonperforming loans has been reduced.

The Company's nonperforming credits are concentrated in two credit relationships that comprise 68% of the total. One large agricultural credit relationship comprises 46% of the total. This borrower sustained financial difficulty stemming from a combination of factors. The debtor is currently in bankruptcy, which has slowed progress toward ultimate loan resolution. Negotiations continue to progress in an attempt to complete the restructure of the credit relationship. Management anticipates a conclusion to the restructuring during the second quarter of 1999.

The second largest nonaccrual loan, comprising 22% of total nonperforming loans, is to a real estate developer. The Bank financed a subdivision that did not proceed as scheduled. The borrower has sustained cash flow and solvency problems and has filed personal bankruptcy. This credit has been restructured under a development plan. Progress was made during the second and third quarters of 1998 as the real estate market improved modestly and the borrower was able to sell certain real property. According to the terms of the plan, Management expects additional loan reductions during the second quarter of 1999.

The remaining 32% of the nonperforming loans are distributed among the commercial, agricultural, real estate and lease portfolios. As indicated in the table above, the Company sustained an overall decrease in nonaccrual loans of 28.9% between March 31, 1998 and December 31, 1998. Nonaccrual commercial loan category is the only portfolio that sustained an increase at December 31, 1998. The significant offsetting changes in nonaccrual real estate and agricultural loans at December 31, 1998 is a result of the reclassification of two loans previously classified agricultural and now reported under the real estate category totaling $1.2 million.

Overall progress in the nonperforming loan reduction was static at the March 31, 1999 quarter end compared to December 31,1998. Despite this, the Company reflected a 28.6% improvement over the past twelve months compared to the first quarter ending March 31,1998. The first quarter ending March 31,1999 compared to the December 31,1998 year end noted a 33.7% improvement in nonperforming commercial loans due to the collection of two accounts and a 4.6% drop in nonperforming agricultural loans caused by a reduction in one agricultural loan. These reductions were offset by 10.7% increase in nonperforming real estate loans due to the addition of two new real estate credits totaling approximately $386,000. The largest increase appeared as a 38.0% growth in lease categories. Nonaccrual leases increased due to several bankruptcies and business failures sustained by lessees. In addition, the automatic nonaccrual and charge-off policy was also imposed on the leasing portfolio. The implementation of the automatic nonaccrual policy is intended to provide for the earlier recognition of potential problems.

Management has recently implemented a quarterly risk assessment process of all loans and leases to maximize early problem detection and resolution. Portfolio risk factors considered by Management include growth, composition and overall quality of the loan portfolio. Management also continually reviews specific problem loans and current economic conditions that may affect any concentration of borrowers that may inhibit the ability to repay their loans.

The Company's Allowance for Loan and Lease Losses totaled $6,566,694 or 3.14% of gross loans as of March 31, 1999. This amount is compared to $6,024,111 as of December 31, 1998 and $5,822,119 as of March 31, 1998. The Company uses the allowance method in providing for possible loan and lease losses. The allowance method requires loan and lease losses to be charged against the allowance for possible loan and lease losses and recoveries are credited to it. Management believes that the total allowance for loan and lease losses is adequate to cover potential losses and leases in the loan portfolio. While Management uses available information to provide for loan and lease losses, future additions to the allowance may be necessary based on changes in economic conditions or other factors.

Additional provisions for possible loan and lease losses increase the allowance for loan and lease losses. The provision for possible loan and lease losses is charged to operating expense and is based upon past loan and lease loss experience and estimates of potential loan and lease losses which, in Management's judgment, deserves current recognition. Actual losses may vary from current estimates. The estimates are reviewed regularly, and adjustments, as necessary, are charged to operations in the period in which they become known.

         RESULTS OF OPERATIONS

                        Three months ended March 31, 1999
                                  Compared with
                        Three months ended March 31, 1998

The Company realized net income for the first quarter of 1999 of $488,261 resulting in diluted earnings of $0.25 per share. The net income as of March 31, 1999 was less than the first quarter of 1998, which reported net income of $812,373 or $0.43 per share on a diluted basis. The decrease in 1999 over the same period in 1998 was due to several factors.

The primary factor contributing to the decrease in net income was the continued augmentation of the Company's allowance for loan and lease losses. To further this objective, it was necessary for the Company to continue to increase its provisions for loan and lease losses. These provisions stood at $550,000 at March 31, 1999, which amounted to a 38.9% or $154,000 increase over the same period in 1998 provisions of $396,000.

In addition to the increase in the provision for loan and lease losses, the Company also recognized a decrease in real estate brokered loan fee income. During the first quarter of 1999, the Company decided to hold selected real estate loans in its portfolio instead of selling those loans into secondary markets. The intent of this strategy is to benefit from the long-term, higher yielding interest income stream created by the real estate loans, instead of the one-time brokerage fee earned from the loans' sale. The income from brokered loan fees stood at $95,665 and $258,314 for the periods ending March 31, 1999 and 1998, respectively, representing a decrease of $162,649 or 63.0%.

Another contributor to the decrease in net income for the three-month period ending March 31, 1999, over the same period in 1998, was an increase in other noninterest expenses. This increase amounted to $90,987 and stood at $886,570 at March 31, 1999 and $795,583 during the same period in 1998. While the Company has attempted to recognize operating efficiencies and control operating expenses, it continues to incur expenses related to the Year 2000 issues. In preparing for the Year 2000, the Company has taken precautionary measures to ensure it is technologically sound. The Company has expensed more than $60,000 during the first quarter of 1999 in order to maintain its commitment to its Year 2000 readiness program. To date the Company has spent approximately $ 315,000 towards operating costs associated with its Year 2000 readiness.

Net interest income, the difference between interest earned on loans and investments, and the interest paid on deposits and other sources of funds are the principal component of the Company's earnings, also slightly decreased in comparison to the prior year. Net interest income before provision for loan and lease losses at March 31, 1999, was $3,784,214, a decrease of 0.3% over $3,795,858 at March 31, 1998.

Interest income was $5,839,147 and $5,966,640 at March 31, 1999 and 1998,
respectively. The primary source of interest income is interest and fees on loans and leases. The table below depicts average loans and yields for the three-month periods ending March 31, 1999 and 1998.

-------------------------------------------------------------------------------------------------------------

                                                       Three months ended                  Three months ended
                                                          March 31, 1999                      March 31, 1998
-------------------------------------------------------------------------------------------------------------
Average loans outstanding                                  $  175,942,005                     $   167,230,374
Average yields                                                     10.71%                              11.02%
Amount of interest
  & fees earned                                             $   4,711,336                      $    4,607,242
Average prime rate                                                  7.75%                               8.50%
-------------------------------------------------------------------------------------------------------------

The Company also experienced a decrease in total interest expense of 5.3% or $115,849, for the three months ending March 31, 1999 over 1998 total interest expense of $2,170,782. This decrease in interest expense is primarily reflective of the Company's decision to adjust the rates it pays on deposits to levels consistent with the markets it serves, thereby resulting in a lower average interest rate paid on its deposits. Average rates paid on deposits for the periods ending March 31, 1999 and 1998 were 3.12% and 3.32%, respectively.

Rates and amounts paid on average deposits, including noninterest-bearing deposits for the three month period ended March 31, 1999, compared to the same periods in 1998, are set forth in the following table:

-------------------------------------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED              THREE MONTHS ENDED
                                                              MARCH 31, 1999                  MARCH 31, 1998
-------------------------------------------------------------------------------------------------------------
Average deposits outstanding                                  $  263,415,213                  $   261,112,627
Average rates paid                                                     3.12%                            3.32%
Amount of interest paid or accrued                            $    2,051,521                  $     2,165,769

-------------------------------------------------------------------------------------------------------------


The Company experienced a decrease in total noninterest income of $219,992 or 16.3% for the three-month period ended March 31, 1999, over the same period in 1998. Total noninterest income consists primarily of; service charges on deposit accounts, lease commissions, brokered loan fees and other noninterest income.

Service charge income on deposit accounts, one of the primary components in noninterest income, was $203,713 for the three-month period ending March 31, 1999 compared to the same period in 1998 which stood at $239,607, a decrease of $35,894. This decrease was primarily the result of the Company's decision to tighten its overdraft policy, thereby foregoing a portion of the income earned on returned checks.

Another component of noninterest income is lease commissions. These commissions, earned on leases generated by the Bank's subsidiary, EPI, was $432,310 at March 31, 1999, a $98,826 or 19.6% decrease over March 31, 1998 lease commissions of $531,136. This decrease is due to a decline in the volume of leases made by EPI during the fourth quarter of year.

Brokered loan fee income has also declined 63% to $95,665 at March 31, 1999 from $258,314 at March 31, 1998. This decrease, as describe above, is associated with the Company's decision to hold selected real estate loans in the Bank's portfolio instead of selling those loans.

These decreases were offset by an increase of $77,377 in other noninterest income in during the quarter ending March 31, 1999 compared to the same period in 1998. Other noninterest income consists of other service charges, fees and commissions and income derived from the sale of loans and leases.

The Company recognized a slight increase of 4.1% in total noninterest expense during the first quarter of 1999 over the same period in 1998. Total noninterest expense stood at $3,596,296 and $3,454,770 at March 31, 1999 and 1998,
respectively. Noninterest expenses consist of, salaries and employee benefits, occupancy and furniture and equipment expense, legal and professional fees and other miscellaneous expenses.

Salaries and employee benefits increased 1.8% or $36,151 during the first quarter of 1999 over 1998. This minimal increase was due to customary salary increases which were somewhat offset by the continued centralization of services which created additional personnel efficiencies, thereby reducing the growth in staffing expense.

Occupancy and furniture and equipment expenses increased by 8.7% and stood jointly at $586,154 and $534,744 at March 31, 1999 and 1998, respectively. This increase is primarily due to additional furniture and equipment expenses associated with the upgrade of the Company's systems to assure Year 2000 compliance.

Legal and professional fees declined 22.9% to $124,777 at March 31, 1999 from $161,799 at March 31, 1998. This decrease is associated with continued progress towards the resolution of problem loans, and the resultant reduction of legal fees associated with the collection of such loans. Additionally, other noninterest expense, which consists of several other expenses associated with the operations of the Company, increased 11.4%, and stood at $886,570 and $795,583 at March 31, 1999 and March 31, 1998, respectively.

The following tables summarize the principal elements of operating expenses and disclose the increases (decreases) and percent of increases (decreases) for the three-month periods ended March 31, 1999 and 1998:

------------------------------------------------------------------------------------------------------------------
                                                     Three months ended March 31,               Increase (Decrease)
                                                    1999                     1998                   1999 over 1998
------------------------------------------------------------------------------------------------------------------
Salaries and benefits                       $     1,998,795         $      1,962,644         $     36,151     1.8%
Occupancy                                           203,216                  186,700               16,516     8.8%
Furniture and equipment                             382,938                  348,044               34,894    10.0%
Legal and professional fees                         124,777                  161,799              (37,022)  -22.9%
Other operating expenses                            886,570                  795,583               90,987    11.4%
  Total other expenses                      $     3,596,296         $      3,454,770         $    141,526     4.1%
------------------------------------------------------------------------------------------------------------------


Applicable income taxes for the three-month period ended March 31, 1999, was $279,250 as compared to the March 31, 1998 amount of $482,300.

          LIQUIDITY

Historically, during the first two quarters of each year the Bank experiences excess liquidity. The seasonal agricultural loan demand of the Bank tends to challenge the Bank's liquidity position beginning in the second quarter and continuing into the third quarter of each year. The Bank's liquid assets consist of cash and due from banks, federal funds sold and investment securities with maturities of one year or less (exclusive of pledged securities).

In order to fund its liquidity needs, the Bank has formal and informal borrowing arrangements with the Federal Reserve Bank to meet unforeseen deposit outflows or seasonal loan funding demands. During the fourth quarter of 1998, the Bank also entered an agreement to borrow funds from the Federal Home Loan Bank. Additionally, the Bank has an agreement with Lehman Brothers for a standby short-term loan secured by U.S. Government and Agency Obligations contained in the Bank's investment portfolio. As of March 31, 1999, December 31, 1998 and March 31, 1998, the Bank had no balances outstanding on these lines.

         RATE SENSITIVITY

Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. If more liabilities than assets reprice in a given period, a liability sensitive position is created. If interest rates decline, a liability sensitive position will benefit net income. Alternatively, where assets reprice more quickly than liabilities in a given period (an asset sensitive position), a decline in market rates will have an adverse effect on net interest income.

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

The risks associated with commercial banking consist primarily of interest rate risk and credit risk. The Bank attempts to manage its interest rate risk by making variable rate loans and by analyzing interest rate trends. The majority of the Bank's loan portfolio consists of loans with variable interest rates. Credit risk relates to the ability of borrowers to repay the principal and interest on their loan in a timely manner. This risk is managed by adherence to credit standards and, when appropriate, taking collateral to secure the obligation.

Management has developed a matrix that calculates changes to the net interest margin in both an increasing rate environment and a decreasing rate environment. A 200 basis point (2%) shock rate is used for this calculation. The matrix calculates a one-year Interest Rate Risk Ratio taking into consideration the delays in the timing of repricing based on actual experience.

The one-year Interest Rate Risk ratios at March 31,1999, for a 200 basis point increasing and decreasing rate environment were 12.9% and 17.0%, respectively.

         CAPITAL RESOURCES

Total shareholders' equity on March 31, 1999, increased by $26,694 to $23,681,865 over December 31, 1998, total shareholders' equity of $23,655,171, and rose $1,633,003 from March 31, 1998 to March 31, 1999.

The Company is subject to capital adequacy guidelines issued by federal regulators. These guidelines are intended to reflect the degree of risk associated with both on- and off-balance sheet items.

Financial institutions are required to comply with a minimum ratio of qualifying total capital to risk-weighted assets of 8%, at least half of which must be in Tier 1 Capital. In addition, federal agencies have adopted a minimum leverage ratio of Tier 1 Capital to total assets of 4%, which is intended to supplement risk-based capital requirements and to ensure that all financial institutions continue to maintain a minimum level of core capital.

As can be seen by the following tables, the Company exceeded all regulatory capital ratios on March 31, 1999, and on December 31, 1998:

RISK BASED CAPITAL RATIO
AS OF MARCH 31, 1999
---------------------------------------------------------------------------------------------------------------------
                                                                 COMPANY                               BANK
(Dollars in thousands)                                  Amount             Ratio             Amount             Ratio
---------------------------------------------------------------------------------------------------------------------
Tier 1 Capital                                         $ 23,716            9.70%            $ 23,585            9.65%
Tier 1 Capital minimum
  Requirement                                             9,780            4.00%               9,779            4.00%
                                            -------------------------------------------------------------------------
    Excess                                             $ 13,936            5.70%            $ 13,806            5.65%
                                            -------------------------------------------------------------------------
Total Capital                                            26,814           10.97%              26,684           10.91%
Total Capital minimum
  Requirement                                            19,560            8.00%              19,558            8.00%
                                            -------------------------------------------------------------------------
    Excess                                             $  7,254            2.97%             $ 7,126            2.91%
                                            -------------------------------------------------------------------------
Risk-adjusted assets                                   $244,502                             $244,475
                                            -------------------------------------------------------------------------
                                            -------------------------------------------------------------------------

LEVERAGE CAPITAL RATIO
Tier 1 Capital to quarterly                            $ 23,716            8.17%            $ 23,585            8.13%
  Average total assets
Minimum leverage requirement                             11,614            4.00%              11,605            4.00%
                                            -------------------------------------------------------------------------
Excess                                                 $ 12,102            4.17%            $ 11,980            4.13%
                                            -------------------------------------------------------------------------
                                            -------------------------------------------------------------------------
Total Quarterly average assets                         $290,349                             $290,128
                                            -------------------                 --------------------
                                            -------------------                 --------------------

AS OF DECEMBER 31, 1998
---------------------------------------------------------------------------------------------------------------------
                                                                 COMPANY                               BANK
(Dollars in thousands)                                  Amount            Ratio              Amount            Ratio
---------------------------------------------------------------------------------------------------------------------
Tier 1 Capital                                         $ 23,416            9.12%            $ 23,260            9.06%
Tier 1 Capital minimum
  Requirement                                            10,270            4.00%               9,779            4.00%
                                            -------------------------------------------------------------------------
    Excess                                             $ 13,146            5.12%            $ 13,481            5.06%
                                            -------------------------------------------------------------------------
                                            -------------------------------------------------------------------------
Total Capital                                            26,660           10.38%              26,502           10.33%
Total Capital minimum
  Requirement                                            20,540            8.00%              20,528            8.00%
                                            -------------------------------------------------------------------------
    Excess                                             $  6,120            2.38%            $  5,974            2.33%
                                            -------------------------------------------------------------------------
Risk-adjusted assets                                   $256,754                             $256,604
                                            -------------------------------------------------------------------------
                                            -------------------------------------------------------------------------

LEVERAGE CAPITAL RATIO
Tier 1 Capital to quarterly                            $ 23,416            8.20%            $ 23,260            8.15%
  Average total assets
Minimum leverage requirement                             11,427            4.00%              11,605            4.00%
                                            -------------------------------------------------------------------------
Excess                                                 $ 11,989            4.20%            $ 11,655            4.15%
                                            -------------------------------------------------------------------------
                                            -------------------------------------------------------------------------
Total Quarterly average assets                         $285,678                             $285,463
                                            -------------------                 --------------------
                                            -------------------                 --------------------



           DIVIDENDS

Federal and State banking and corporate laws could limit the Bank's ability to pay dividends to the Company. The Federal Reserve Board has issued a policy statement that a bank holding company should not declare or pay a cash dividend to its shareholders if the dividend would place undue pressure on the capital of its subsidiary banks or if the dividend could be funded only through additional borrowings or other arrangements that may adversely affect the financial position of the holding company. In addition, a bank holding company may not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend, and its prospective rate of earnings retention is sufficient to fully fund each dividend and appears consistent with its capital needs, asset quality and overall financial condition. As a result of the Bank's disappointing 1997 financial performance and concerns disclosed during the Bank's December 31, 1997, joint regulatory examination, the Bank's Board of Directors has passed a resolution which requires the Bank to seek the written approval of the Federal Deposit Insurance Corporation (`FDIC") and California Department of Financial Institutions ("DFI"), prior to the payment of any cash dividends.

         SUPERVISION AND REGULATION

As a result of the Company's and Bank's disappointing 1997 financial performance and concerns disclosed during the Bank's December 31, 1997 joint regulatory examination, the Bank's board of directors passed a resolution to remedy the concerns. The resolution requires the Bank to: maintain and, if necessary, retain qualified management; maintain the Bank's Tier 1 leverage capital in such an amount as to equal or exceed 7% of the Bank's FDIC Part 325 total assets (as of March 31, 1999, the Bank's Tier 1 leverage capital ratio stood at 8.13%); continue with the diligent implementation of a previously adopted plan to reduce the level of non-performing and problem loans, and revision of lending and collection policies and procedures; continue with the diligent implementation of a revised operating budget and cost control plan in order to restore the Bank's prior level of profitability; ensure that the Bank maintains an adequate reserve for loan losses; and seek prior approval of the FDIC and DFI before the payment of any cash dividends.

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

         SEGMENT REPORTING

SFAS No. 131 establishes standards for public business enterprises' reporting of information about operating segments in annual financial statements. The Statement requires that the enterprise report selected information concerning operating segments in interim financial reports issued to shareholders. Additionally, the Statement establishes requirements for related disclosures about products, services, geographic areas, and major customers.

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

The Company has adopted SFAS No. 131. The adoption of the applicable provisions did not have a material effect on the Company, as Management believes that the Company operates only in one segment, the commercial banking segment.


         YEAR 2000 COMPLIANCE

The "Year 2000 issue" has generally been described as the inability of computers systems, software, and other equipment using microprocessors to distinguish the year 1900 from the year 2000. The Year 2000 issue poses significant risks for all businesses, households, and governments and could result in system failures and miscalculations causing disruptions in normal business and governmental operations if action is not taken to fix the problem before the year 2000 arrives.

The impact of Year 2000 issues on the Company will depend not only on corrective actions taken by the Company. The Company may also be impacted by the way in which Year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to or receive services or data from the Company, or whose financial condition or operational capability is important to the Company.

                  COMPANY'S COMPLIANCE EFFORTS

The Company is currently engaged in a four-phase management program that includes assessment, renovation, validation, and implementation. To ensure Year 2000 compliance, the Company has identified all major applications and systems that may require modification. The Company's program includes all computer systems, including PC and network hardware and software, and mainframe and mainframe software. The program also covers all equipment and other systems utilized in the Company and Bank's operations or on the premises from which the Company and Bank operates. The Company is presently 95% complete with its four-phase process and continues to stay abreast of all areas that may be impacted by the Year 2000 date change. The Company is on schedule to meet all internal deadlines set forth in the plan and the "milestone dates" which have been established by the FDIC.

In addition, the Bank continues to communicate with its large borrowers, customers, and major vendors to determine the Bank's and/or the Company's vulnerability to those third parties should they fail to resolve their Year 2000 issues. The responses being evaluated; however, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on time, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a materially adverse effect on the Company.

                  COMPLIANCE EXPENSES

The Company's program calls for the utilization of internal and external resources to implement its Year 2000 project. The Company has completed approximately 95% of its plan and believes there is adequate time remaining to assess and correct any significant issues that may materialize. The purchase of any necessary hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred. During the first quarter of 1999, the Company has expended approximately $60,000 on its Year 2000 compliance efforts. Since the program's inception, the Company has expended approximately $315,000 on these efforts. Management estimates an additional expenditure of $135,000 will be required to complete its program. The majority of these costs are expected to be incurred during 1999 and are not expected to have a material impact on the Company's cash flows, results of operations, or financial condition.

                  RISKS OF NON COMPLIANCE

The failure to address all Year 2000 issues could result in substantial interruptions to the Company's normal business activities. These interruptions could in turn, affect the financial condition as well as the business activities of its customers. Through the efforts involved in its Year 2000 project, no major interruptions are expected. However, due to the uncertainty involved in the Year 2000 problem, not all of the effects of the century date change to the organization can be absolutely determined. Although at this time it is not possible to determine the extent of the adverse financial effects, with any specificity, the Company is preparing contingency plans if disruptions occur. Given the Year 2000 project progress to date and with successful implementation of the remaining phases of the project, Management believes that the Company is well positioned to significantly reduce potential negative effects that may exist.

                  CONTINGENCY PLAN

A contingency plan has been developed and tested in order to structure a methodology that would allow the Company to continue operations in the event the Company, or its key suppliers, customers, or third party service providers will not be Year 2000 compliant, and such noncompliance is expected to have a material adverse impact on the Company's operations. The Company's contingency plan mitigates risk by: (1) identifying and assuring that alternative key suppliers and computer backup computers will be available; (2) providing additional loan reserves in the event of customer loan repayment problems attributed to Year 2000 issues; and (3) providing plans and procedures to assure that the Bank has sufficient liquidity and currency available to allow customers access to their funds even in the event of power or computer systems failure.

The Company's Corporate Disaster Recovery/Business Resumption Program contains the full text of various Federal Financial Institutions Examination Council's Interagency Policies on Contingency Planning for Financial Institutions. This plan, working in an integrated manner with our existing Security Measures & Controls Procedures and Data Processing Disaster Recovery Plan, should provide protection and guidance for the Company and its employees during potential Year 2000 emergencies, and should allow the Company to continue to serve its customers and the local community, despite the existence of such an emergency. However, as with any plan, the commitment and assistance of all Bank personnel will be required, regardless of position, to carry out and achieve success in implementing the contingency plan.

         CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company is including the following cautionary statement to take advantage of the 'safe harbor' provisions of the PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

The dates on which the Company believes the Year 2000 Project will be completed and implemented are based on Management's best estimates, which were derived using numerous assumptions of future events. Such assumptions include, but are not limited to, the continued availability of certain financial resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with the implementation of the Year 2000 Project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability.

         NEW ACCOUNTING PRONOUNCEMENTS

                  SFAS NO. 130 -"REPORTING COMPREHENSIVE INCOME"

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In Management's opinion, the Company's market risk and interest rate risk profiles are within reasonable tolerances at this time. (See Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations, sections discussing "Liquidity" and "Rate Sensitivity" at page 17). No significant changes to the market risk or interest rate risk of the Company have occurred since December 31, 1999.

                           PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
         None reported

ITEM 2.CHANGES IN SECURITIES AND USE OF PROCEEDS.

         No changes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the period.


ITEM 5.  OTHER INFORMATION.

         None reported.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K.

         (a)      Exhibits.

         Exhibit No.
         2.1      Plan of Reorganization and Merger Agreement dated January 30,
                  1995 by and between Feather River State Bank, FRSB Merger
                  Company and California Independent Bancorp. Filed as Exhibit
                  2.1 to the Company's General Form for Registration of
                  Securities on Form 10 (File No. 0-26552).*

         3.1      Secretary's Compiled, Amended and Restated Articles of
                  Incorporation for California Independent Bancorp as of April
                  26, 1999.

         3.2 Bylaws of California Independent Bancorp. Filed as Exhibit 3.2 to the Company's General Form for Registration of Securities on Form 10 (File No. 0-26552).*

         27       Financial Data Schedule

---------------
         *Document incorporated herein by reference.

         (b)      No reports on Form 8K were filed during the period.