Form 10-Q
period 1999-06-30
CALIFORNIA INDEPENDENT BANCORP
filed 1999-08-16
CIK 948976

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES
              EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1999
                                       OR
()      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

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

Yes  X      No
   ----        ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
            Class                                      June 30, 1999
            -----                                      -------------
            Common stock, no par value                 1,809,859 shares

This report contains 52pages. The Exhibit Index is on page 27.

                          PART I- FINANCIAL INFORMATION

ITEM 1
CALIFORNIA INDEPENDENT BANCORP AND
SUBSIDIARIES FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS                                                  3

   CONSOLIDATED STATEMENTS OF INCOME FOR THREE-MONTHS                           4

   CONSOLIDATED STATEMENTS OF INCOME FOR SIX-MONTHS                             5

   CONSOLIDATED STATEMENTS OF CASH FLOWS                                        6

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 7-8

ITEM 2

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                                     9-25

ITEM 3

   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  25

                           PART II- OTHER INFORMATION

ITEM 1

   LEGAL PROCEEDINGS                                                           26

ITEM 2

   CHANGES IN SECURITIES AND USE OF PROCEEDS                                   26

ITEM 3

   DEFAULTS UPON SENIOR SECURITIES                                             26

ITEM 4

   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         26

ITEM 5

   OTHER INFORMATION                                                           26

ITEM 6

   EXHIBITS AND REPORTS ON FORM 8K                                             27

  SIGNATURES                                                                   28

                          PART I-FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                            JUNE 30,           DECEMBER 31,            JUNE 30,
                                                             1999                 1998                  1998
                                                        -------------         -------------         -------------
ASSETS
Cash and due from banks                                 $  19,836,315         $  30,900,727         $  17,497,010
Federal funds sold                                                               12,100,000
                                                        -------------         -------------         -------------
  Cash and cash equivalents                                19,836,315            43,000,727            17,497,010

Investment securities:
  Held-to-maturity securities, at amortized cost
    (fair value of $8,684,672, $9,202,780 and               8,714,055             9,106,029            13,416,576
       $13,445,270 respectively)
  Available-for-sale securities, at fair value             61,391,066            51,533,305            47,061,271
                                                        -------------         -------------         -------------
    Total investments                                      70,105,121            60,639,334            60,477,847

Loans and leases                                          147,614,151           150,919,757           162,323,548
Loans and leases held-for-sale                             42,752,260            30,262,758            43,658,261
                                                        -------------         -------------         -------------
    Gross Loans                                           190,366,411           181,182,515           205,981,809
  Less- allowance for loan and lease losses                (6,663,063)           (6,024,111)           (5,411,363)
                                                        -------------         -------------         -------------
    Net Loans                                             183,703,348           175,158,404           200,570,446

Premises and equipment, net                                 7,738,121             7,848,799             7,996,620
Interest receivable                                         4,248,244             2,854,674             4,042,071
Other real estate owned                                     1,485,159               101,014               105,210
Other assets                                                6,498,259             5,709,653             4,924,024
                                                        -------------         -------------         -------------
   Total assets                                         $ 293,614,567         $ 295,312,605         $ 295,613,228
                                                        -------------         -------------         -------------
                                                        -------------         -------------         -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                   $  54,845,792         $  66,008,029         $  51,789,069
  Interest-bearing                                        207,146,690           202,800,415           196,981,331
                                                        -------------         -------------         -------------
    Total deposits                                        261,992,482           268,808,444           248,770,400

Interest payable                                            1,300,469             1,622,659             1,541,893
Other liabilities                                           6,599,978             1,226,331            22,628,064
                                                        -------------         -------------         -------------
  Total liabilities                                       269,892,929           271,657,434           272,940,357

Shareholders' equity:
  Common stock, no par value-
    Authorized- 20,000,000 shares
   Issued and outstanding - 1,809,859 shares
   June 30, 1999, 1,744,580 shares December
   31, 1998 and 1,739,331 shares June 30, 1998
                                                           16,116,518            15,561,767            13,571,154
Retained earnings                                           8,532,215             8,099,474             9,164,058
Debt guarantee of ESOP                                        (40,000)              (40,000)              (80,000)
Accumulated other comprehensive (loss) income                (887,095)               33,930                17,659
                                                        -------------         -------------         -------------
  Total shareholders' equity                               23,721,638            23,655,171            22,672,871
                                                        -------------         -------------         -------------
  Total liabilities and shareholders' equity            $ 293,614,567         $ 295,312,605         $ 295,613,228
                                                        -------------         -------------         -------------
                                                        -------------         -------------         -------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS

                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                       THREE-MONTHS        THREE-MONTHS
                                                                          ENDED                ENDED
                                                                      JUNE 30, 1999        JUNE 30, 1998
                                                                       -----------         -------------
INTEREST INCOME
Interest and fees on loans and leases                                  $ 4,668,412         $   5,334,080
Interest on investment-
  Taxable interest income                                                  990,695
                                                                                                 900,774
  Nontaxable interest income                                                40,952
                                                                                                  74,637
Interest on federal funds sold                                              37,409                30,510
                                                                       -----------         -------------
    Total interest income                                                5,737,468             6,340,001
                                                                       -----------         -------------
INTEREST EXPENSE
Interest on deposits                                                     2,008,611             2,093,023
Interest on other borrowings                                                30,452                97,726
                                                                       -----------         -------------
    Total interest expense                                               2,039,063             2,190,749
                                                                       -----------         -------------
    Net interest income                                                  3,698,405             4,149,252

PROVISION FOR LOAN AND LEASE LOSSES                                       (250,000)             (290,000)
                                                                       -----------         -------------
  Net interest income after provision for loan and lease losses          3,448,405             3,859,252
                                                                       -----------         -------------
NONINTEREST INCOME
Service charges on deposit accounts                                        255,413               220,006
Lease commissions                                                          465,318               559,642
Brokered loan fees                                                          37,539               353,034
Other                                                                      327,121               270,357
                                                                       -----------         -------------
  Total noninterest income                                               1,085,391             1,403,039
                                                                       -----------         -------------
NONINTEREST EXPENSE
Salaries and employee benefits                                           2,049,093             2,107,550
Occupancy expense                                                          200,353               184,894
Furniture and equipment expense                                            363,342               343,157
Legal and professional fees                                                 93,440               328,231
Other                                                                    1,306,741               928,072
                                                                       -----------         -------------
  Total noninterest expense                                              4,012,969             3,891,904
                                                                       -----------         -------------
  Income before provision for income taxes                                 520,827             1,370,387
PROVISION FOR INCOME TAXES                                                 185,550               519,550
                                                                       -----------         -------------
  Net income                                                           $   335,277         $     850,837
                                                                       -----------         -------------
                                                                       -----------         -------------
PER SHARE AMOUNTS
  Basic earnings per share                                             $      0.19         $        0.46
                                                                       -----------         -------------
                                                                       -----------         -------------
  Diluted earnings per share                                           $      0.17         $        0.51
                                                                       -----------         -------------
                                                                       -----------         -------------
  Cash dividends per common share                                      $      0.11         $        0.11
                                                                       -----------         -------------
                                                                       -----------         -------------
Weighted Average Common Shares Outstanding                               1,792,691             1,798,179
                                                                       -----------         -------------
                                                                       -----------         -------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESES CONSOLIDATED STATEMENTS

                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                         SIX-MONTHS            SIX-MONTHS
                                                                           ENDED                 ENDED
                                                                       JUNE 30, 1999         JUNE 30, 1998
                                                                       ------------         --------------
INTEREST INCOME
Interest and fees on loans and leases                                  $  9,379,748         $    9,941,322
Interest on investment-
  Taxable interest income                                                 1,867,562              1,780,820
  Nontaxable interest income                                                 86,303                164,833
Interest on federal funds sold                                              243,002                419,666
                                                                       ------------         --------------
    Total interest income                                                11,576,615             12,306,641
                                                                       ------------         --------------
INTEREST EXPENSE
Interest on deposits                                                      4,060,132              4,258,792
Interest on other borrowings                                                 33,864                102,739
                                                                       ------------         --------------
    Total interest expense                                                4,093,996              4,361,531
                                                                       ------------         --------------
    Net interest income                                                   7,482,619              7,945,110
PROVISION FOR LOAN AND LEASE LOSSES                                        (800,000)              (686,000)
                                                                       ------------         --------------
  Net interest income after provision for loan and lease losses           6,682,619              7,259,110
                                                                       ------------         --------------
NONINTEREST INCOME
Service charges on deposit accounts                                         459,126                459,613
Lease commissions                                                           897,628              1,090,778
Brokered loan fees                                                          133,204                611,348
Other                                                                       725,026                590,885
                                                                       ------------         --------------
  Total noninterest income                                                2,214,984              2,752,624
                                                                       ------------         --------------
NONINTEREST EXPENSE
Salaries and employee benefits                                            4,047,888              4,070,194
Occupancy expense                                                           403,569                371,594
Furniture and equipment expense                                             746,280                691,201
Legal and professional fees                                                 218,217                489,807
Other                                                                     2,193,310              1,723,878
                                                                       ------------         --------------
  Total noninterest expense                                               7,609,265              7,346,674
                                                                       ------------         --------------
  Income before provision for income taxes                                1,288,338              2,665,060
PROVISION FOR INCOME TAXES                                                  464,800              1,001,850
                                                                       ------------         --------------
  Net income                                                           $    823,538         $    1,663,210
                                                                       ------------         --------------
                                                                       ------------         --------------
PER SHARE AMOUNTS
  Basic earnings per share                                             $       0.47         $         0.93
                                                                       ------------         --------------
                                                                       ------------         --------------
  Diluted earnings per share                                           $       0.41         $         0.92
                                                                       ------------         --------------
                                                                       ------------         --------------
  Cash dividends per common share                                      $       0.22         $         0.21
                                                                       ------------         --------------
                                                                       ------------         --------------
Weighted Average Common Shares Outstanding                                1,770,078              1,797,131
                                                                       ------------         --------------
                                                                       ------------         --------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESES CONSOLIDATED STATEMENTS

                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX-MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                                   (UNAUDITED)


                                                                    JUNE 30, 1999        JUNE 30, 1998
                                                                    -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $    823,538         $  1,663,210
Adjustments to reconcile net income to net cash provided
   by operating activities-
  Depreciation and amortization                                           548,052              551,731
  Provision for possible loan losses                                      800,000              686,000
  Write-down of other real estate owned                                   120,849               38,099
  Provision for deferred taxes                                            753,566               15,431
(Increase) decrease in assets-
  Interest receivable                                                  (1,393,570)          (1,371,138)
  Other assets                                                         (1,542,172)           1,327,530
Increase (decrease) in liabilities-
  Interest payable                                                       (322,190)            (272,304)
  Fed Funds purchased, other borrowings and other liabilities           5,373,647           21,213,836
                                                                     ------------         ------------
    Net cash provided by operating activities                           5,161,720           23,852,395

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans                                      (10,950,952)         (38,983,193)
Purchase of investments                                               (31,085,349)         (20,442,209)
Proceeds from maturity of HTM Securities                                1,490,000            8,126,000
Proceeds from sales/maturity of AFS Securities                         19,208,537            9,055,266
Proceeds from sales of other real estate owned                            101,014              774,226
Purchases of premises and equipment                                      (437,374)            (370,551)
                                                                     ------------         ------------
    Net cash used for investing activities                            (21,674,124)         (41,840,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) in noninterest bearing deposits                        (11,162,237)         (10,435,281)
Net increase (decrease) in interest bearing deposits                    4,346,275           (7,725,177)
Cash dividends                                                           (390,797)            (363,249)
Stock options exercised                                                   554,751              (16,264)
Cash paid in lieu of fractional shares                                          0                    0
                                                                     ------------         ------------
     Net cash provided by (used in) financing activities               (6,652,008)         (18,539,971)

NET INCREASE (DECREASE)                                               (23,164,412)         (36,528,037)

                                                                     ------------         ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         43,000,727           54,025,047
                                                                     ------------         ------------

                                                                     ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               19,836,315           17,497,010
                                                                     ------------         ------------
                                                                     ------------         ------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

            The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are necessary to present fairly the financial position of California Independent Bancorp ("Company") and its subsidiaries at June 30, 1999, December 31, 1998 and June 30, 1998, and the results of its operations for the periods ended June 30, 1999 and June 30,1998, respectively.

            Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with SEC rules or regulations. The results of operations for the period ended June 30, 1999, are not necessarily indicative of the operating results for the full year ending December 31, 1999. It is suggested these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual report for the year ended December 31, 1998.

NOTE 2 - CONSOLIDATION

            The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Feather River State Bank ("Bank"), and the Bank's wholly owned subsidiary E.P.I. Leasing Company Inc. ("EPI"). All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - LOANS TO DIRECTORS

            In the ordinary course of business, the Company makes loans to directors of the Company, which on June 30, 1999, amounted to a total of approximately $3,842,996.

NOTE 4 - COMMITMENTS & CONTINGENT LIABILITIES

            In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

NOTE 5 - CASH DIVIDENDS

            In February, May, August and November of 1998, and February and May of 1999, the Company paid an eleven-cent per share cash dividend.

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

            For the Company, comprehensive income includes net income (loss) and changes in the fair value of its available-for-sale investment securities. Total comprehensive income (loss) for the six-months ended June 30, 1999 and June 30, 1998 was ($63,557) and $1,680,869,
            respectively.

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

            In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and the measurement of those instruments at fair value. Recognition of changes in fair value will be recognized into income or as a component of other comprehensive income depending upon the type of the derivative and its related hedge, if any. SFAS No. 133 is effective for the Company for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is in the process of determining the impact of SFAS No. 133 on the Company's financial statements, which is not expected to be material.

            In October of 1998, FASB issued SFAS No. 134, to be effective the first fiscal quarter after December 31, 1998. SFAS No. 134 amends SFAS No. 65 to require entities engaged in mortgage banking activities to classify their mortgage-backed securities, or other retained interests, based upon their ability and intent to sell or hold those investments. The intent of the statement is to conform the subsequent accounting for securities retained after mortgage loan securitization with the subsequent accounting for securities retained after the securitization of other types of assets by mortgage banking entities. The adoption of the applicable provisions of SFAS No. 134 did not have a material effect on the Company.

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

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from June 30, 1998 and December 31, 1998 to June 30, 1999. Additionally, the sections discuss significant changes and trends in the Company's results of operations for the three and six-month periods ended June 30, 1999, compared to the same period in 1998.


            OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS

The Company reported net income of $823,538 for the six-month period ending June 30, 1999 as compared to $1,663,210 for the same period ending June 30, 1998. Net income for the three-month period ending June 30, 1999 and 1998 was $335,277 and $850,837, respectively. These 1999 figures represent a 50.5% decline over the same six-month period for 1998 and a 60.6% decline over the prior year's second quarter figures. The decline in net income is attributable to several factors including: a lower loan volume which resulted in a marked decrease in interest and loan fee income; additional provisions to the loan and lease loss reserve; and significant declines were recognized in lease commissions and brokered loan fees earned. Each of these factors are discussed in detail below in the "Results of Operations" section of this Item.

Total assets at June 30, 1999 were $293,614,567. This figure represents a slight decrease from $295,312,605 at December 31, 1998 and $295,613,228 at June 30,
1998. Gross loans were $190,366,411 at June 30, 1999, a 5.1% increase from $181,182,515 at December 31, 1998 and 7.6% decrease from $205,981,809 at June
30, 1998. The increase from June 30,1999 over December 31, 1998, represents the seasonal nature of the Company's loan portfolio. Historically, the Company's agricultural loan demand increases in the second and third quarters of the year. The Company's loan balances begin to decrease, during the fourth quarter of the year and into the first quarter of the next year, as payments are received from its borrowers.

The Company's investment portfolio at June 30,1999, was $70,105,121 compared to December 31, 1998 investments of $60,639,334 and $60,477,847 at June 30, 1998.
The increase in the investment portfolio from December 31, 1998, to June 30, 1999, was due to the reallocation, of loan proceeds received into investments rather than making new loans. Cash and cash equivalents which consists of cash and due from banks and federal funds sold, were $19,836,315 at June 30, 1999, $43,000,727 at December 31, 1998 and $17,497,011 as of June 30, 1998. The
decrease in cash and cash equivalents from December 31, 1998 to June 30, 1999 is a result of the Company's shifting of funds to longer term, higher yielding investments.

Total deposits decreased from $268,808,444 at December 31, 1998, to $261,992,482 at June 30, 1999. The reduction in deposits is a reflection of normal seasonal decreases in noninterst-bearing deposits amounting to $11,162,237 offset by an increase of $4,346,275 in interest-bearing deposits resulting in a net decrease in total deposits of $6,815,962 or 2.5%.

The total loan-to-deposit ratios were 72.7%, 67.4% and 82.8% at June 30, 1999, December 31, 1998 and June 30, 1998.

            LOANS

The Company lends primarily to small and medium sized businesses, small to large sized farmers and consumers within its market area, which is comprised principally of Sutter, Yuba, Colusa, and Yolo counties, and, secondarily, Butte, Glenn, Sacramento, Placer, Madera and Fresno counties. In addition, the Company originates commercial and industrial equipment leases through its subsidiary EPI, located in Citrus Heights, California.

Total loans outstanding as of June 30, 1999 was $190,366,411. This amount represents an increase of $9,183,896 or 5.1% since December 31, 1998 and a decrease of $15,615,398 or 7.6% compared to June 30, 1998.

Due to the types of loans made, the Company sustains moderate seasonal variations in outstanding loan totals. Specifically, certain seasonal variations are expected to occur in the agricultural and construction loan portfolios. The table below sets forth the composition of the Company's loan portfolio as of June 30, 1999, December 31, 1998 and June 30, 1998.

COMPOSITION OF THE LOAN PORTFOLIO

---------------------------------------------------------------------------------------
                                       JUNE 30,          DECEMBER 31,         JUNE 30,
                                        1999                1998               1998
Loan Category
Commercial and Agricultural        $ 80,475,016        $ 71,784,483        $ 88,694,004
Real Estate-Construction             36,500,172          54,828,845          49,511,498
Real Estate-Mortgage                 44,944,208          28,503,710          32,500,381
Consumer                              2,497,044           2,655,031           2,262,965
Lease Financing                      25,691,560          23,313,399          32,602,230
Other                                   258,411              97,047             410,731
                                 ------------------------------------------------------
  Total                            $190,366,411        $181,182,515        $205,981,809
---------------------------------------------------------------------------------------

The principal changes in the loan portfolio between June 30, 1998 and June 30, 1999 are discussed below:


      1. Commercial and Agricultural loans declined $8,218,988 or 9.3%. This loan category includes agricultural and business credits.
            The Company provides a wide range of loan products to farmers, commercial businesses and retail and industrial businesses throughout its trade area. Over the past year the Company has focused its efforts on enhancing the quality of its loan portfolio and resolving problem credits. As a result of enhanced credit underwriting standards and diligent loan collection practices, a decrease of $7,300,000 occurred in the Company's business loan portfolio. The agricultural loan totals remained essentially unchanged from June 30, 1999 compared to June 30, 1998

      2. Real estate construction loans declined by $13,011,326 or 26.3% during the past year. The Company extends construction loans primarily to builders of single family houses. Loans are also made to individual borrowers and to real estate developers. The decrease in real estate construction loans is due to two principal events. First, the Company's tightened credit standards for real estate developers have resulted in a lower loan volume. Real
             Estate development loans have decreased in excess of
            $5,000,000 over the past year. Second, in an effort to increase efficiency, staffing changes were implemented at the Company's real estate loan production offices. Following these changes, productivity of the new staff has been lower than expected due in large part to lower loan demand caused by a slowing in the refinance market which has accompanied the increase in market interest rates. It is anticipated that production will improve in forthcoming quarters.

      3. Lease financing has declined by $6,910,670 or 21.2% during the past year. The Company originates commercial and industrial equipment leases through its subsidiary EPI. In order to enhance fee income and properly manage the lease portfolio during the last six months, the Company has sold several pools of leases. These lease pool sales resulted in the reduction in lease receivables as of June 30, 1999 compared to June 30, 1998.

      4. Other loans secured by real estate increased by $12,443,827 between June 30, 1998 and June 30, 1999. Loans in this category include those credits secured by residential (single family and multi-family), commercial and agricultural real property.
            The increase is attributable to successful business development efforts and the Company's conscious decision to increase its residential real estate loan portfolio. As of June 30, 1999, 42.8% of the bank's portfolio was real estate secured (includes construction and other real estate), as compared to 39.8% as of June 30, 1998.

During the second quarter of 1999, there were no significant changes in the Company's loan management, lending philosophy or credit delivery procedures.

            LOAN QUALITY

The table shown below summarizes the composition of non-performing loans as of June 30, 1999, December 31, 1998 and June 30, 1998 ($ in 000's) as well as the changes between the periods.

----------------------------------------------------------------------------------------------------------------------------
                                           $ Amt.             Change             $ Amt.            Change            $ Amt.
                                           6/30/99                              12/31/98                             6/30/98
                                  ------------------------------------------------------------------------------------------
ACCRUING LOANS PAST DUE
90 DAYS OR MORE
Commercial                                        0           -100.0%               6.0            +100.0                  0
Agricultural                                      0              0.0%                 0              0.0%                  0
Real Estate                                       0              0.0%                 0              0.0%                  0
Leases                                            0              0.0%                 0           -100.0%               50.0
Consumer                                          0           -100.0%               0.2            100.0%                  0
                                  ------------------------------------------------------------------------------------------
                            TOTAL                 0           -100.0%               6.2            -98.6%               50.0
                                  ------------------------------------------------------------------------------------------
NONACCRUAL LOANS
                                  ------------------------------------------------------------------------------------------
Commercial                                    840.0            +1.30%             829.1           -11.33%              935.0
Agricultural                                 1610.7            -8.23%            1755.2           -48.29%             3394.0
Real Estate                                  1789.9           -35.09%            2757.3           +22.60%             2249.0
Leases                                        136.3           -16.60%             163.4            +2.77%              159.0
Consumer                                          0                                   0                                    0
                                  ------------------------------------------------------------------------------------------
                            TOTAL                              20.49%           5,505.0           -18.29%             6737.0
                                  ------------------------------------------------------------------------------------------

                                  ------------------------------------------------------------------------------------------
                                             4376.9           -20.58%            5511.2           -18.80%             6787.0
TOTAL NONPERFORMING
----------------------------------------------------------------------------------------------------------------------------

The Company places loans on nonaccrual status if: (1) principal or interest has been in default for 90 days or more, unless the loan is well secured and in the process of collection; (2) payment in full of principal or interest is not expected; or (3) the financial condition of the borrower has significantly deteriorated. It is only under special circumstances of collection can the transfer to nonaccrual be avoided. At June 30, 1999 there were no accrual loans that met those conditions.

The Company's policy is to automatically transfer loans past due 90 days to nonaccrual status resulting in no accruing loans past due 90 days or more as of June 30, 1999. Only by special circumstances of collection can the transfer to nonaccrual be avoided. At June 30, 1999 there were no accrual loans that met those conditions.

Between June 30, 1998 and December 31, 1998, the Company reduced nonperforming loans by 18.8%. Nonperforming loans continued to decline an additional 20.6% from December 31, 1998 to June 30, 1999 resulting in nonperforming loans dropping 35.5% for the one year period from June 30, 1998 to June 30, 1999. Nonperforming loans comprised 2.3% of the portfolio on June 30, 1999, which was down from 3.1% of the portfolio on December 31, 1998 and 3.3% on June 30,1998.

Over the past year and a half, the Company has made a concerted effort to reduce nonperforming loans. In 1997, management assembled an experienced group of loan collectors to aggressively collect theses troubled loans and recover charged-off loans. Additionally, a plan was adopted and when appropriate revised to aggressively reduce the level of nonperforming and problem loans. The trend in continued reduction of classified loans and non-performing loans proves that this approach continues to be successful.

The Company devises specific loan resolution plans based upon the circumstances surrounding the particular credit relationship. All nonperforming loans listed above are in the process of collection. In terms of specific resolution plans, 54.5% of these loans (approximately $2.9 million) have been restructured or are in process of being restructured, 16.3% (approximately $.7 million) are in the process of collateral liquidation, and 29.2% of the loans (approximately $1.3 million) are currently in workout status. The plans are designed to return the highest dollar amount to the Company in the shortest time while reducing credit risk exposure. Management projects additional significant progress toward the resolution of these troubled loans during the third quarter of 1999. However, management projects that some of these credits will require several additional quarters to resolve due to protracted workout arrangements.

Several of the large nonperforming loans listed in the table have been partially charged-off such that the book value of the asset is well supported by the loan's collateral value. As a result, management believes that the risk of additional credit loss in the remaining nonperforming loans has been minimized.

The Company's nonperforming credits are concentrated in two credit relationships that comprise 64.6% of the total. Both credits are large agricultural relationships.

The largest nonperforming loan has an outstanding balance of approximately $2.5 million, and is 57.1% of total nonperforming loans. This borrower sustained financial difficulty stemming from a combination of factors. The debtor is currently in bankruptcy, which has slowed progress toward ultimate loan resolution. Negotiations continue to progress. The bank is currently making an attempt to complete the restructure of the entire credit relationship. Management anticipates a conclusion to the restructuring during the third quarter of 1999.

The second largest nonaccrual loan's outstanding balance is approximately $.4 million, which amounts to 10.1% of total nonperforming loans. This loan is also to an agricultural borrower. Progress was made during the second quarter 1999 as the borrower successfully obtained a conditional commitment from another financial institution to refinance real property. This refinancing is anticipated to bring to the Company approximately $1.0 million to repay carryover debt. In addition, favorable crop conditions have resulted in strong projected margins for the 1999 crop year. Management expects additional loan reductions during the third and fourth quarter of 1999.

The remaining 35.4% of the nonperforming loans are distributed amongst the commercial, agricultural, real estate and lease portfolios. As indicated in the table above, the Company sustained an overall decrease in nonaccrual loans of 18.8% between June 30, 1998 and December 31, 1998. Overall progress in the nonperforming loan reduction continued through the June 30, 1999 quarter end compared to December 31,1998, recording a 20.6% reduction. Accordingly, the Company has demonstrated marked progress in resolving nonperforming loans realizing a reduction of over $2.4 million, or 35.5%, since June 30, 1998.

In 1998, management implemented a quarterly risk assessment process of all loans and leases to maximize early problem detection and resolution. Portfolio risk factors considered by management include growth, composition and overall quality of the loan portfolio. Management also continually reviews specific problem loans and current economic conditions that may have an impact upon the Company's borrowers ability to repay their loans.

The Company's Allowance for Loan and Lease Losses ("ALLL") totals $6,663,063 or 3.4% of gross loans as of June 30, 1999. This amount is compared to $6,024,111 or 3.3% of gross loans as of December 31, 1998, and $5,411,363 or
2.6% of gross loans as of June 30, 1998. The Company uses the allowance method in providing for possible loan and lease losses. Loan and lease losses are charged against the ALLL, and recoveries are credited to the reserve.

Additional provisions for possible loan and lease losses also increase the ALLL. The provision is based upon past loan loss experience and estimates of potential loan and lease losses which, in management's judgment, deserves current recognition. The estimates are reviewed regularly, and adjustments, as necessary, are charged to operations in the period in which they become known. The provision is charged to operating expense.

Management believes that the total ALLL is adequate to cover potential losses in the loan and lease portfolio. While Management uses available information to access the adequacy of the ALLL, future additions to the reserve may be necessary based on changes in economic conditions and other factors

            RESULTS OF OPERATIONS

                    Three and six-months ended June 30, 1999
                                  Compared with
                    Three and six-months ended June 30, 1998

The Company realized net income for the first half of 1999 of $823,538 resulting in diluted earnings of $0.41 per share. Net income for the three-month period ending June 30, 1999 was $335,277 resulting in diluted earnings of $0.17 per share. The net income for the three and six-month periods ending June 30, 1999 was less than the 1998 periods. The company reported net income of $850,837 or $0.51 per share on a diluted basis for the three-month period and $1,663,210 or $0.92 per share on a diluted basis for the six-month period, respectively. The decrease in 1999 net income over the same period for 1998 was due to several factors.

The primary factor contributing to the decline in net income was a decrease in total interest income which stood at $11,576,615 at June 30, 1999, a decrease of $730,026, or 5.9% over June 30, 1998 total interest income of $12,306,641. Total interest income of $5,737,468 for the three-month period ending June 30, 1999 was also less than 1998 total interest income of $6,340,001, a decrease of $602,533 or 9.5%.

Total interest income consists of interest and fees on loans and leases and interest on investments. Interest and fees on loans and leases make up the greatest portion of total interest income. Interest and fees on loans and leases decreased in 1999 over the same periods ending June 30, 1998, by $665,668 or 12.5% for the three-month period and $561,574 or 5.6% for the six-month period. The decrease is attributable to a generally lower interest rate environment and a moderately lower average outstanding loan portfolio balance during the first half of 1999 compared to the first half of 1998.

Another factor contributing to the decrease in net income was the continued augmentation of the Company's ALLL. To further this objective, it was necessary for the Company to continue to increase its provisions for loan and lease losses. These provisions stood at $800,000 at June 30, 1999, which amounted to a 16.6% or $114,000 increase over the same period in 1998 provisions of $686,000.

A third factor impacting the Company's net income was the significant reduction in real estate brokered loan fee income. The income from brokered loan fees for the first six months of 1999, $133,204, fell by $478,144 or 78.2% in comparison to the first six months of 1998 figure of $611,348. A comparison of the three month period ending June 30, 1999 with the same three month period for 1998 provide similar results. Brokered loan fees during the 1999 three-month period fell to $37,539 as compared to $353,034 earned during the second quarter of 1998. The diminishment in brokered loan fee income in 1999 can in part be traced to the Company's decision during the first half of 1999 to hold selected real estate loans in its portfolio instead of selling those loans into secondary markets. The intent of this strategy was to diversify the Company's loan portfolio and benefit from the long-term, higher yielding interest income stream created by the real estate loans, instead of the one-time brokerage fee earned from the loans' sale. In addition to the implementation of the strategy, income generated from brokered loan fees has been adversely impacted by staffing changes implemented at the Company's real estate loan production offices, and a general slowing in the home refinance market which has accompanied the increase in market interest rates.

A fourth factor which is reflected by the lower net income figure, is the substantial decrease lease commissions. These commissions are earned on leases generated by the Bank's subsidiary, EPI. For the three-month period ending June 30, 1999 commissions of $465,318 were realized versus $559,642 for the same period in 1998, representing a $94,324 or 16.9% decrease. The decrease for the comparative six-month figures is similar. For the six-month period ended June 30, 1999, lease commissions were $897,628 representing a 17.7% decrease in commissions over the 1998 amount of $1,090,778. This decrease is the result of competitive pricing in the markets served by EPI, resulting in a decline in the volume of leases made.

Finally, the fifth factor which substantially contributed to the decrease in net income for the three and six-month periods ending June 30, 1999, over the same period in 1998, was an increase in other noninterest expenses. This increase amounted to $50,438 for the three-month period and $469,432 for the six-month period of June 30, 1999 over June 30, 1998.

While the Company has attempted to recognize operating efficiencies and control operating expenses, it continues to incur expenses related to the Year 2000 issues. In preparing for the Year 2000, the Company has taken precautionary measures to ensure it is technologically sound. The Company has expensed more than $94,000 during the first half of 1999 in order to maintain its commitment to its Year 2000 readiness program. Another significant increase to noninterest expense includes an increase of $221,060 attributed to expenses incurred under the Company's 1989 Stock Option Plan.

Net interest income, the difference between interest earned on loans and investments, and the interest paid on deposits and other sources of funds are the principal components of the Company's earnings. Net interest income also slightly decreased in comparison to the prior year. Net interest income before provision for loan and lease losses at June 30, 1999, was $3,698,405 for the three-month period and $7,482,618 for the six-month period, representing decreases of 10.9% and 5.8% over the same periods ending June 30, 1998.

The Company's primary source of income is interest and fees on loans and leases. The table below depicts average loans and yields for the three and six-month periods ending June 30, 1999 and 1998.

-----------------------------------------------------------------------------------------------------------------------
                                Three-months             Three-months             Six-months              Six-months
                                    Ended                   Ended                    Ended                  ended
                                 June 30, 1999           June 30, 1998            June 30, 1999          June 30, 1998
                          ---------------------------------------------------------------------------------------------
Average loans                   $  182,152,901         $   188,915,000           $  179,073,787        $   178,437,031
  Outstanding
Average yields                           10.35%                  11.29%                   10.48%                 11.14%
Amount of interest
  & fees earned                  $   4,711,336          $    5,334,000            $   9,379,748         $    9,941,322
Average prime rate                        7.75%                   8.50%                    7.75%                  8.50%
-----------------------------------------------------------------------------------------------------------------------

The Company has experienced a decrease in total interest expense of 6.9% or $151,686, for the three-months ending June 30, 1999 over 1998 and 6.1% or $267,534 for the six-month periods. This decrease in interest expense is primarily reflective of the Company's decision to adjust the rates it pays on deposits to levels consistent with the markets it serves, thereby resulting in a lower average interest rate paid on its deposits. Average rates paid on deposits as of June 30, 1999 and 1998 were 3.17% and 3.34% for the three-month period and 3.10% and 3.33% for the six-month period, respectively.

Rates and amounts paid on average deposits, including noninterest-bearing deposits for the three and six-month periods ended June, 1999, compared to the same periods in 1998, are set forth in the following table:

-------------------------------------------------------------------------------------------------------------------
                             Three-months             Three-months            Six-months             Six-months
                                ended                   Ended                  ended                  ended
                             June 30, 1999           June 30, 1998          June 30, 1999          June 30, 1998
-------------------------------------------------------------------------------------------------------------------
Average deposits
  Outstanding                 $  259,022,565         $   250,290,000        $   261,992,482        $   255,664,033
Average rates paid                      3.17%                   3.34%                  3.10%                  3.33%
Amount of interest
  paid or accrued             $    2,051,521         $     2,092,033        $     4,060,132        $     4,258,792


-------------------------------------------------------------------------------------------------------------------

The Company experienced a decrease in total noninterest income of $317,648 or 22.6% for the three-month period and $537,640 or 19.5% for the six-month period ended June 30, 1999, over the same periods in 1998. Total noninterest income consists primarily of; service charges on deposit accounts, lease commissions, brokered loan fees and other noninterest income.

Service charge income on deposit accounts, one of the primary components in noninterest income, remained relatively level between the three and six-month periods of 1999 over 1998. Income derived from service charges on deposit accounts was $255,413 and $459,126 for the three and six-month periods ending June 30, 1999, as compared to $220,006 and $459,163 for the respective three and six-month period for 1998.

The decreases experienced in lease commission and brokered loans fees were somewhat mitigated by increases of $56,764 and $134,142 in other noninterest income during the three and six-month periods ending June 30, 1999 compared to the same period in 1998. Other noninterest income consists of other service charges, fees and commissions and income derived from the sale of loans and leases.

The Company recognized a slight increase of 3.6% in total noninterest expense during the first half of 1999 over the same period in 1998. Total noninterest expense stood at $4,012,969 and $3,891,904 for the three-month periods and $7,609,265 and $7,346,674 for the six-month periods ending June 30, 1999 and 1998, respectively. Noninterest expenses consist of, salaries and employee benefits, occupancy and furniture and equipment expense, legal and professional fees and other miscellaneous expenses.

Salaries and employee benefits decreased slightly during the three and six-month periods of 1999 over 1998. This decrease was due to continued centralization of services, which created additional personnel efficiencies, thereby reducing the growth in staffing expense.

Occupancy and furniture and equipment expenses increased by 8.2% and stood jointly at $1,149,849 and $1,062,795 at June 30, 1999 and 1998, respectively. This increase is primarily due to additional furniture and equipment expenses associated with the upgrade of the Company's systems to assure Year 2000 compliance.

Legal and professional fees declined 55.4% to $218,217 at June 30, 1999 from $489,807 at June 30, 1998. This decrease is associated with continued progress towards the resolution of problem loans, and resulted in the reduction of legal fees associated with the collection of such loans. Additionally, as previously discussed, other noninterest expense, which consists of several other expenses associated with the operations of the Company, increased 27.2%, and stood at $2,193,310 and $1,723,878 at June 30, 1999 and June 30, 1998, respectively.

The following tables summarize the principal elements of operating expenses and disclose the increases (decreases) and percent of increases (decreases) for the three and six-month periods ended June 30, 1999 and 1998:

--------------------------------------------------------------------------------------------------------------------
                                                                                            Increase (Decrease)
--------------------------------------------------------------------------------------------------------------------
                                                Three months ended June 30,                   1999 over 1998
--------------------------------------------------------------------------------------------------------------------
                                              1999                      1998
--------------------------------------------------------------------------------------------------------------------
Salaries and benefits                   $     2,049,093          $      2,107,550        $    (58,457)        -2.8%
--------------------------------------------------------------------------------------------------------------------
Occupancy                                       200,353                   184,894              15,459          8.4%
--------------------------------------------------------------------------------------------------------------------
Furniture and equipment                         363,342                   343,157               20,185         5.9%
--------------------------------------------------------------------------------------------------------------------
Legal and professional fees                      93,440                   328,008            (234,568)       -71.5%
--------------------------------------------------------------------------------------------------------------------
Other operating expenses                      1,306,741                   928,295             378,446         40.8%
--------------------------------------------------------------------------------------------------------------------
  Total other expenses                  $     4,012,969          $      3,891,904         $    121,065         3.1%
--------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------
                                                  Six-months ended June 30,                 Increase (Decrease)
--------------------------------------------------------------------------------------------------------------------
                                              1999                      1998                    1999 over 1998
--------------------------------------------------------------------------------------------------------------------
Salaries and benefits                   $     4,047,888          $      4,070,194         $    (22,306)       -0.5%
--------------------------------------------------------------------------------------------------------------------
Occupancy                                       403,569                   371,594                31,975        8.6%
--------------------------------------------------------------------------------------------------------------------
Furniture and equipment                         746,280                   691,201                55,079        8.0%
--------------------------------------------------------------------------------------------------------------------
Legal and professional fees                     218,217                   489,807             (271,590)      -55.4%
--------------------------------------------------------------------------------------------------------------------
Other operating expenses                      2,193,310                 1,723,878              469,432       27.2%
--------------------------------------------------------------------------------------------------------------------
  Total other expenses                  $     7,609,264          $      7,346,674          $    262,590        3.6%
--------------------------------------------------------------------------------------------------------------------

Applicable income taxes for the three and six-month periods ended June 30, 1999, were $185,550 and $464,800 as compared to the June 30, 1998 amounts of $519,550 and $1,001,850, respectively.

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

In order to fund its liquidity needs, the Bank has formal and informal borrowing arrangements with the Federal Reserve Bank to meet unforeseen deposit outflows or seasonal loan funding demands. During the fourth quarter of 1998, the Bank also entered an agreement to borrow funds from the Federal Home Loan Bank. Additionally, the Bank has an agreement with Lehman Brothers for a standby short-term loan secured by U.S. Government and Agency Obligations contained in the Bank's investment portfolio. As of June 30, 1999, the Bank had $5,110,000, outstanding on the Federal Reserve Bank line and had no balances outstanding on this line at December 31, 1998 and June 30, 1998. The Bank did not utilize the Federal Home Loan Bank line or Lehman Brothers loan during these periods.

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

The risks associated with commercial banking consist primarily of interest rate risk and credit risk. The Company attempts to manage its interest rate risk by making variable rate loans and by analyzing interest rate trends. The majority of the Bank's loan portfolio consists of loans with variable interest rates. Credit risk relates to the ability of borrowers to repay the principal and interest on their loan in a timely manner. This risk is managed by adherence to credit standards and, when appropriate, taking collateral to secure the obligation.

Management has developed a matrix that calculates changes to the net interest margin in both an increasing rate environment and a decreasing rate environment. A 200 basis point (2%) shock rate is used for this calculation. The matrix calculates a one-year Interest Rate Risk Ratio taking into consideration the delays in the timing of repricing based on actual experience.

The one-year Interest Rate Risk ratios at June 30,1999, for a 200 basis point increasing and decreasing rate environment were 19.7% and 20.7%, respectively.

            CAPITAL RESOURCES

Total shareholders' equity as of June 30, 1999, increased by $66,467 to $23,721,638 over December 31, 1998, total shareholders' equity of $23,655,171. The June 30, 1999 higher figure represents a rise of $1,048,767 from June 30, 1998's total of $22,672,871.

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

As can be seen by the following tables, the Company exceeded all regulatory capital ratios on June 30, 1999, and on December 31, 1998:

RISK BASED CAPITAL RATIO
AS OF JUNE 30, 1999
------------------------------------------------------------------------------------------------------
                                                Company                            Bank
(Dollars in thousands)                  Amount              Ratio         Amount           Ratio
------------------------------------------------------------------------------------------------------
Tier 1 Capital                        $ 24,411               9.95%        $24,326               9.92%
Tier 1 Capital minimum
  Requirement                            9,811               4.00%          9,808               4.00%
                                   -------------------------------------------------------------------
    Excess                            $ 14,600               5.95%        $14,518               5.92%
                                   -------------------------------------------------------------------
                                   -------------------------------------------------------------------
Total Capital                           27,521              11.22%         27,435              11.19%
Total Capital minimum
  Requirement                           19,622               8.00%         19,616               8.00%
                                   -------------------------------------------------------------------
    Excess                            $  7,899               3.22%        $ 7,819               3.19%
                                   -------------------------------------------------------------------
Risk-adjusted assets                  $245,270                        $   245,200
                                   -------------------------------------------------------------------
                                   -------------------------------------------------------------------
LEVERAGE CAPITAL RATIO

Tier 1 Capital to quarterly           $ 24,411               8.48%        $24,326               8.46%
  average total assets
Minimum leverage requirement            11,509               4.00%         11,503               4.00%
                                   -------------------------------------------------------------------
Excess                                $ 12,902               4.48%        $12,823               4.46%
                                   -------------------------------------------------------------------
                                   -------------------------------------------------------------------
Total Quarterly average assets        $287,723                        $   287,573
                                   -----------                        -----------
                                   -----------                        -----------


AS OF DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------
                                                 COMPANY                          BANK
(Dollars in thousands)                 Amount               Ratio         Amount            Ratio
------------------------------------------------------------------------------------------------------
Tier 1 Capital                        $ 23,416               9.12%        $23,260               9.06%
Tier 1 Capital minimum
  Requirement                           10,270               4.00%          9,779               4.00%
                                   -------------------------------------------------------------------
    Excess                            $ 13,146               5.12%        $13,481               5.06%
                                   -------------------------------------------------------------------
                                   -------------------------------------------------------------------
Total Capital                           26,660              10.38%         26,502              10.33%
Total Capital minimum
  Requirement                           20,540               8.00%         20,528               8.00%
                                   -------------------------------------------------------------------
    Excess                            $  6,120               2.38%        $ 5,974               2.33%
                                   -------------------------------------------------------------------
Risk-adjusted assets                  $256,754                        $   256,604
                                   -------------------------------------------------------------------
                                   -------------------------------------------------------------------
LEVERAGE CAPITAL RATIO
Tier 1 Capital to quarterly           $ 23,416               8.20%        $23,260               8.15%
  Average total assets
Minimum leverage requirement            11,427               4.00%         11,605               4.00%
                                   -------------------------------------------------------------------
Excess                                $ 11,989               4.20%        $11,655               4.15%
                                   -------------------------------------------------------------------
                                   -------------------------------------------------------------------
Total Quarterly average assets        $285,678                        $   285,463
                                   -----------                        -----------
                                   -----------                        -----------

               DIVIDENDS

Federal and State banking and corporate laws could limit the Bank's ability to pay dividends to the Company. The Federal Reserve Board has issued a policy statement that a bank holding company should not declare or pay a cash dividend to its shareholders if the dividend would place undue pressure on the capital of its subsidiary banks or if the dividend could be funded only through additional borrowings or other arrangements that may adversely affect the financial position of the holding company. In addition, a bank holding company may not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend, and its prospective rate of earnings retention is sufficient to fully fund each dividend and appears consistent with its capital needs, asset quality and overall financial condition. As a result of the Bank's disappointing 1997 financial performance and continued concerns regarding the quality of the Bank's loan portfolio, the Bank's Board of Directors has passed a resolution which requires the Bank to seek the written approval of the Federal Deposit Insurance Corporation ("FDIC") and California Department of Financial Institutions ("DFI") prior to the payment of any cash dividends.


            SUPERVISION AND REGULATION

As a result of the Company's and Bank's disappointing 1997 financial performance and continued concerns regarding the quality of the Bank's loan portfolio, the Bank's board of Directors passed a resolution to remedy the concerns. The resolution requires the Bank to: maintain and, if necessary, retain qualified management; maintain the Bank's Tier 1 leverage capital in such an amount as to equal or exceed 7% of the Bank's FDIC Part 325 total assets (as of June 30, 1999, the Bank's Tier 1 leverage capital ratio stood at 8.46%); continue with the diligent implementation of a previously adopted plan to reduce the level of non-performing and problem loans, and revision of lending and collection policies and procedures; continue with the diligent implementation of a revised operating budget and cost control plan in order to restore the Bank's prior level of profitability; ensure that the Bank maintains an adequate reserve for loan losses; and seek prior approval of the FDIC and DFI before the payment of any cash dividends.

Additionally, the FDIC and Federal Reserve Bank of San Francisco ("FRB") have notified the Bank and the Company that they have determined that the condition of the Bank and the Company are such that prior approval of the regulatory agencies is necessary before adding or replacing any member of the boards of directors, employing any person as a senior executive officer, or changing the responsibilities of any senior executive officer so that the individual would be assuming a different senior executive officer position. Finally, due to the Bank's condition, the FDIC is also restricting the Company's and the Bank's ability to enter into any contracts to pay or make any golden parachute and indemnification payments to institution-affiliated parties.

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

            SENIOR MANAGEMENT CHANGE

Effective June 15, 1999, former President and Chief Executive Officer Robert J. Mulder resigned from his director and executive officer positions with the Bank and Company. The Company and Bank's boards of directors ("Boards") have worked closely with Mr. Mulder to assure a smooth transition, and Mr. Mulder has agreed to continue his association with the Bank as a long-term consultant to the Bank.

To further strengthen senior management of the Bank and Company, the Boards have announced that pending appropriate regulatory approval Larry D. Hartwig has accepted the positions of president and chief executive officer of the Company and Bank. Mr. Hartwig brings to the Company and Bank more than thirty (30) years of experience in the banking industry, having most recently served as president and chief executive officer of SC Bancorp and its wholly-owned subsidiary, Southern California Bank. During late July, the Company and Bank were informed by the FDIC and FRB that they did not object to Mr. Hartwig's serving in his appointed positions.

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

                        COMPANY'S COMPLIANCE EFFORTS

The Company is currently engaged in a four-phase management program that includes assessment, renovation, validation, and implementation. To ensure Year 2000 compliance, the Company has identified all major applications and systems that may require modification. The Company's program includes all computer systems, including PC and network hardware and software, and mainframe and mainframe software. The program also covers all equipment and other systems utilized in the Company and Bank's operations or on the premises from which the Company and Bank operates. The Company is presently 99% complete with its four-phase process and continues to stay abreast of all areas that may be impacted by the Year 2000 date change. The Company is on schedule to meet all internal deadlines set forth in the plan and the "milestone dates" which have been established by the FDIC.

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

                        COMPLIANCE EXPENSES

The Company's program calls for the utilization of internal and external resources to implement its Year 2000 project. The Company has completed approximately 99% of its plan and believes there is adequate time remaining to assess and correct any significant issues that may materialize. The purchase of any necessary hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred. During the first half of 1999, the Company has expended approximately $94,300 on its Year 2000 compliance efforts. Since the program's inception, the Company has expended approximately $407,500 on these efforts. Management estimates an additional expenditure of $104,000 will be required to complete its program. The majority of these costs are expected to be incurred during 1999 and are not expected to have a material impact on the Company's cash flows, results of operations, or financial condition.

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


                        SFAS NO. 133 - "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and the measurement of those instruments at fair value. Recognition of changes in fair value will be recognized into income or as a component of other comprehensive income depending upon the type of the derivative and its related hedge, if any. SFAS No. 133 is effective for the Company for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is in the process of determining the impact of SFAS No. 133 on the Company's financial statements, which is not expected to be material.

                        SFAS NO. 134 - "ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE"

            FASB issued SFAS No. 134 in October of 1998, to be effective the first fiscal quarter after December 31, 1998. SFAS No. 134 amends SFAS No. 65 to require entities engaged in mortgage banking activities to classify their mortgage-backed securities, or other retained interests, based upon their ability and intent to sell or hold those investments. The intent of the statement is to conform the subsequent accounting for securities retained after mortgage loan securitization with the subsequent accounting for securities retained after the securitization of other types of assets by mortgage banking entities. The adoption of the applicable provisions of SFAS No. 134 did not have a material effect on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In Management's opinion, the Company's market risk and interest rate risk profiles are within reasonable tolerances at this time. (See Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations, sections discussing "Liquidity" and "Rate Sensitivity" at pages 18 and 19). No significant changes to the market risk or interest rate risk of the Company have occurred since March 31, 1999.

                           PART II- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

            None reported

ITEM 2.CHANGES IN SECURITIES AND USE OF PROCEEDS.

            No changes.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            California Independent Bancorp's Annual Meeting of Shareholders was held on May 19, 1999, in Yuba City, California. The following resolutions were distributed to stockholders and adopted:

            To elect the following eleven (11) nominees to serve as directors until the next Annual Meeting and until their successors are elected and have been qualified:

                                                          FOR          AGAINST        ABSTAIN
                                                          ---          -------        -------
                        John L. Dowdell                  1,348,478        0            60,869
                        Harold M. Eastridge              1,335,984        0            73,363
                        William H. Gilbert               1,341,871        0            67,476
                        Donald H. Livingstone            1,342,060        0            67,287
                        Alfred G. Montna                 1,268,122        0           141,225
                        Robert J. Mulder                 1,321,208        0            88,139
                        David A. Offutt                  1,341,871        0            67,476
                        William K. Retzer                1,339,777        0            69,570
                        Ross D. Scott                    1,341,863        0            67,484
                        Louis F. Tarke                   1,349,480        0            59,867
                        Michael C. Wheeler               1,329,798        0            79,549

            To ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants.

                         Vote:      For         1,335,758
                                    Against        53,809
                                    Abstained      19,780


ITEM 5.     OTHER INFORMATION.

            None reported.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8K.

            (a)         Exhibits.

            Exhibit No.

            2.1 Plan of Reorganization and Merger Agreement dated January 30, 1995 by and between Feather River State Bank, FRSB Merger Company and California Independent Bancorp. Filed as Exhibit 2.1 to the Company's General Form for Registration of Securities on Form 10 (File No. 0-26552).*

            3.1 Secretary's Compiled, Amended and Restated Articles of Incorporation for California Independent Bancorp as of April 26, 1999. Filed as Exhibit 3.1 to the Company's Quarterly Report filed on Form 10Q for the period ended March 31, 1999.*

            3.2 Secretary's Certificate of Amendment of Amendment to Bylaws of California Independent Bancorp as of
                        May 18, 1999.

            10.18 Consulting Agreement between Feather River State Bank and Robert J. Mulder dated June 23, 1999.

            10.19 Severance Agreement between California Independent Bancorp, Feather River State Bank and Robert J. Mulder dated May 25, 1999.

            27          Financial Data Schedule
---------------
            *Document incorporated herein by reference.


            (b)         Reports on Form 8K.

                        On June 28, 1999, the Company filed a Current Report on Form 8-K regarding resignation of President and Chief Executive Officer Robert J. Mulder from his directorship and executive officer positions with the Company and the Bank effective June 15, 1999, and the pending appointment of Larry D. Hartwig as President and Chief Executive Officer of the Company and Bank.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized


                                              California Independent Bancorp


Date: August 10, 1999                         /s/ Blaine Lauhon
      ----------------                        -----------------
                                              Blaine Lauhon
                                              Senior Vice President

Date: August 10, 1999                         /s/ Annette Bertolini
    ------------------                        ---------------------
                                              Annette Bertolini
                                              Chief Financial Officer