Form 10-Q
period 1999-09-30
CALIFORNIA INDEPENDENT BANCORP
filed 1999-11-15
CIK 948976

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES
              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------
                                       OR
( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                            Outstanding at
         Class                                              September 30, 1999
         -----                                              ------------------
         Common stock, no par value                         1,901,449 shares

This report contains 74 pages.  The Exhibit Index is on pages 24 & 25.

                          PART I- FINANCIAL INFORMATION


ITEM 1

CALIFORNIA INDEPENDENT BANCORP AND
SUBSIDIARIES FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS                                              3

   CONSOLIDATED STATEMENTS OF INCOME FOR THREE-MONTHS                       4

   CONSOLIDATED STATEMENTS OF INCOME FOR NINE-MONTHS                        5

   CONSOLIDATED STATEMENTS OF CASH FLOWS                                    6

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             7-8

ITEM 2

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                                  9-23

ITEM 3

   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               23

                           PART II- OTHER INFORMATION

ITEM 1

   LEGAL PROCEEDINGS                                                        24

ITEM 2

   CHANGES IN SECURITIES AND USE OF PROCEEDS                                24

ITEM 3

   DEFAULTS UPON SENIOR SECURITIES                                          24

ITEM 4

   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      24

ITEM 5

   OTHER INFORMATION                                                        24

ITEM 6

   EXHIBITS AND REPORTS ON FORM 8K                                       24-25

  SIGNATURES                                                                26

                          PART I-FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)


                                                           SEPTEMBER 30,          DECEMBER 31,        SEPTEMBER 30,
                                                              1999                    1998                1998
                                                       --------------------    -----------------    -----------------
ASSETS
Cash and due from banks                                    $    21,713,464        $  30,900,727        $  18,147,218
Federal funds sold                                                       -           12,100,000                    -
                                                       --------------------    -----------------    -----------------
  Cash and cash equivalents                                     21,713,464           43,000,727           18,147,218

Investment securities:
  Held-to-maturity securities, at amortized cost
    (fair value of $9,398,162, $9,202,780 and
       $8,854,245 respectively)                                  9,434,194            9,106,029            8,757,696
  Available-for-sale securities, at fair value                  59,727,193           51,533,305           38,779,274
                                                       --------------------    -----------------    -----------------
    Total investments                                           69,161,387           60,639,334           47,536,970

Loans and leases                                               141,344,716          150,919,757          163,405,025
Loans and leases held-for-sale                                  46,065,248           30,262,758           40,207,258
                                                       --------------------    -----------------    -----------------
    Gross Loans                                                187,409,964          181,182,515          203,612,283
  Less- allowance for loan and lease losses                     (6,633,727)          (6,024,111)          (5,525,484)
                                                       --------------------    -----------------    -----------------
    Net Loans                                                  180,776,237          175,158,404          198,086,799

Premises and equipment, net                                      7,554,387            7,848,799            7,903,487
Interest receivable                                              3,341,518            2,854,674            3,027,885
Other real estate owned                                          1,444,257              101,014                    -
Other assets                                                     9,393,954            5,709,653            5,024,579
                                                       --------------------    -----------------    -----------------
   Total assets                                            $   293,385,204        $ 295,312,605        $ 279,726,938
                                                       ====================    =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                      $    47,568,852        $  66,008,029        $  50,079,139

  Interest-bearing                                             212,464,835          202,800,415          192,855,726
                                                       --------------------    -----------------    -----------------
    Total deposits                                             260,033,687          268,808,444          242,934,865

Interest payable                                                 1,390,681            1,622,659            1,592,831
Other liabilities                                                8,159,169            1,226,331           11,928,253
                                                       --------------------    -----------------    -----------------
  Total liabilities                                            269,583,537          271,657,434          256,455,949

Shareholders' equity:
  Common stock, no par value-
    Authorized- 20,000,000 shares
    Issued and outstanding - 1,901,449 shares
    September 30, 1999, 1,744,580 shares
    December 31, 1998 and 1,741,568 shares
    September 30, 1998                                          17,875,958           15,561,767           15,508,038
Retained earnings                                                6,958,738            8,099,474            7,752,226
Debt guarantee of ESOP                                             (40,000)             (40,000)             (80,000)
Accumulated other comprehensive (loss) income                     (993,029)              33,930               90,725
                                                       --------------------    -----------------    -----------------
  Total shareholders' equity                                    23,801,667           23,655,171           23,270,989
                                                       --------------------    -----------------    -----------------
  Total liabilities and shareholders' equity               $   293,385,204        $ 295,312,605        $ 279,726,938
                                                       ====================    =================    =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS

                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                   THREE-MONTHS                     THREE-MONTHS
                                                                      ENDED                            ENDED
                                                                SEPTEMBER 30, 1999               SEPTEMBER 30, 1998
                                                           ------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans and leases                                  $      4,811,495                $     5,698,843
Interest on investment-
  Taxable interest income                                                       976,639                        789,216
  Nontaxable interest income                                                     39,319                         68,504
Interest on federal funds sold                                                        -                              -
                                                           -----------------------------      -------------------------
    Total interest income                                                     5,827,453                      6,556,563
                                                           -----------------------------      -------------------------
INTEREST EXPENSE
Interest on deposits                                                          2,105,734                      2,057,416
Interest on other borrowings                                                    138,570                        310,898
                                                           -----------------------------      -------------------------
    Total interest expense                                                    2,244,304                      2,368,314
                                                           -----------------------------      -------------------------
    Net interest income                                                       3,583,149                      4,188,249
PROVISION FOR LOAN AND LEASE LOSSES                                             (50,000)                      (754,000)

                                                           -----------------------------      -------------------------
  Net interest income after provision for
  loan and lease losses                                                       3,533,149                      3,434,249
                                                           -----------------------------      -------------------------
NONINTEREST INCOME
Service charges on deposit accounts                                             251,198                        231,903
Lease commissions                                                               435,109                        465,404
Brokered loan fees                                                               69,327                        392,245
Other                                                                           404,761                        468,336
                                                           -----------------------------      -------------------------
  Total noninterest income                                                    1,160,395                      1,557,888
                                                           -----------------------------      -------------------------

NONINTEREST EXPENSE
Salaries and employee benefits                                                2,115,420                      2,117,495
Occupancy expense                                                               210,240                        215,490
Furniture and equipment expense                                                 345,454                        374,274
Legal and professional fees                                                     100,525                        230,086
Other                                                                         1,316,804                        972,395
                                                           -----------------------------      -------------------------
  Total noninterest expense                                                   4,088,443                      3,909,740
                                                           -----------------------------      -------------------------
  Income before provision for income taxes                                      605,101                      1,082,397
PROVISION FOR INCOME TAXES                                                      213,350                        403,950
                                                           -----------------------------      -------------------------
  Net income                                                           $        391,751                $       678,447
                                                           =============================      =========================

PER SHARE AMOUNTS
  Basic earnings per share                                             $           0.21                $          0.39
                                                           =============================      =========================
  Diluted earnings per share                                           $           0.18                $          0.34
                                                           =============================      =========================
  Cash dividends per common share                                      $           0.11                $          0.11
                                                           =============================      =========================
Weighted Average Common Shares Outstanding                                    1,840,336                      1,752,978
                                                           =============================      =========================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESES CONSOLIDATED STATEMENTS

                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                   NINE MONTHS                     NINE MONTHS
                                                                      ENDED                           ENDED
                                                                SEPTEMBER 30, 1999              SEPTEMBER 30, 1998
                                                          -------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans and leases                                   $     14,191,243              $     15,640,165
Interest on investment-
  Taxable interest income                                                      2,844,201                     2,570,036
  Nontaxable interest income                                                     125,622                       233,337
Interest on federal funds sold                                                   243,002                       419,666
                                                          -------------------------------   ---------------------------
    Total interest income                                                     17,404,068                    18,863,204
                                                          -------------------------------   ---------------------------
INTEREST EXPENSE
Interest on deposits                                                           6,165,866                     6,316,208
Interest on other borrowings                                                     172,434                       413,637
                                                          -------------------------------   ---------------------------
    Total interest expense                                                     6,338,300                     6,729,845
                                                          -------------------------------   ---------------------------
    Net interest income                                                       11,065,768                    12,133,359
PROVISION FOR LOAN AND LEASE LOSSES                                             (850,000)                   (1,440,000)
                                                          -------------------------------   ---------------------------
  Net interest income after provision
  for loan and lease losses                                                   10,215,768                    10,693,359
                                                          -------------------------------   ---------------------------
NONINTEREST INCOME
Service charges on deposit accounts                                              710,324                       691,516
Lease commissions                                                              1,332,737                     1,556,182
Brokered loan fees                                                               202,531                     1,003,593
Other                                                                          1,129,787                     1,059,221
                                                          -------------------------------   ---------------------------
  Total noninterest income                                                     3,375,379                     4,310,512
                                                          -------------------------------   ---------------------------

NONINTEREST EXPENSE
Salaries and employee benefits                                                 6,163,308                     6,187,689
Occupancy expense                                                                613,809                       587,084
Furniture and equipment expense                                                1,091,734                     1,065,475
Legal and professional fees                                                      318,743                       719,893
Other                                                                          3,510,114                     2,696,273
                                                          -------------------------------   ---------------------------
  Total noninterest expense                                                   11,697,708                    11,256,414
                                                          -------------------------------   ---------------------------
  Income before provision for income taxes                                     1,893,439                     3,747,457
PROVISION FOR INCOME TAXES                                                       678,150                     1,405,800
                                                          -------------------------------   ---------------------------
  Net income                                                            $      1,215,289              $      2,341,657
                                                          ===============================   ===========================

PER SHARE AMOUNTS
  Basic earnings per share                                              $           0.68              $           1.35
                                                          ===============================   ===========================
  Diluted earnings per share                                            $           0.59              $           1.17
                                                          ===============================   ===========================
  Cash dividends per common share                                       $           0.33              $           0.33
                                                          ===============================   ===========================
Weighted Average Common Shares Outstanding                                     1,793,583                     1,740,846
                                                          ===============================   ===========================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESES CONSOLIDATED STATEMENTS

                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                                                         SEPTEMBER 30,            SEPTEMBER 30,
                                                                              1999                    1998
                                                                   -------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $     1,215,289       $     2,341,657
Adjustments to reconcile net income to net cash provided
   by operating activities-
  Depreciation and amortization                                                       821,608               838,793
  Allowance for loan and lease losses                                                 850,000             1,440,000
  Write-down of other real estate owned                                                     0                54,152
  Provision for deferred taxes                                                      1,463,042                75,213
(Increase) decrease in assets-
  Interest receivable                                                                (486,844)             (356,953)
  Other assets                                                                     (5,147,343)            1,167,178
Increase (decrease) in liabilities-
  Interest payable                                                                   (231,978)             (221,366)
  Fed Funds purchased, other borrowings and other liabilities                       6,932,838            10,514,026
                                                                   -------------------------------------------------
    Net cash provided by operating activities                                       5,416,612            15,852,700

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans                                                   (8,124,613)          (37,358,756)
Purchase of investments                                                           (31,202,983)          (20,369,143)
Proceeds from maturity of HTM Securities                                            1,685,000            12,781,000
Proceeds from sales/maturity of AFS Securities                                     19,968,971            17,341,143
Proceeds from sales of other real estate owned                                        313,537               968,609
Purchases of premises and equipment                                                  (527,196)             (564,480)
                                                                   -------------------------------------------------
    Net cash used for investing activities                                        (17,887,284)          (27,201,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) in noninterest bearing deposits                                    (18,439,177)          (12,145,212)
Net increase (decrease) in interest bearing deposits                                9,664,420           (11,850,781)
Cash dividends                                                                       (589,942)             (545,523)
Stock options exercised                                                               557,553                24,660
Cash paid in lieu of fractional shares                                                 (9,445)              (12,046)
                                                                   -------------------------------------------------
     Net cash provided by (used in) financing activities                           (8,816,591)          (24,528,902)

NET INCREASE (DECREASE)                                                           (21,287,263)          (35,877,829)

                                                                   -------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     43,000,727            54,025,047
                                                                   -------------------------------------------------
                                                                   -------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           21,713,464            18,147,218
                                                                   =================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are necessary to present fairly the financial position of California Independent Bancorp ("Company") and its subsidiaries at September 30, 1999, December 31, 1998 and September 30, 1998, and the results of its operations for the periods ended September 30, 1999 and September 30,1998, respectively.

         Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with SEC rules or regulations. The results of operations for the period ended September 30, 1999, are not necessarily indicative of the operating results for the full year ending December 31, 1999. It is suggested these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report for the year ended December 31, 1998.

NOTE 2 - CONSOLIDATION

         The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Feather River State Bank ("Bank"), and the Bank's wholly owned subsidiary E.P.I. Leasing Co., Inc.
         All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - LOANS TO DIRECTORS

         In the ordinary course of business, the Company makes loans to directors of the Company, which on September 30, 1999, amounted to a total of approximately $5,380,000.

NOTE 4 - COMMITMENTS & CONTINGENT LIABILITIES

         In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

NOTE 5 - CASH AND STOCK DIVIDENDS

         In February, May, August and November of 1998, and February, May and August of 1999, the Company paid an eleven-cent per share cash dividend.

         On August 17, 1999, the Company's Board of Directors authorized and declared a five-percent stock dividend for shareholders of record as of August 31, 1999. The dividend was distributed on September 17, 1999, and resulted in the issuance of 90,084 additional shares of common stock.

NOTE 6   - EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No., 128 establishes standards for computing and presenting earnings per share ("EPS"). It replaced the presentation of primary EPS with a presentation of basic EPS. It also required dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and required reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The statement is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement for all periods presented. The implementation of this statement does not have a material effect on the Company's reported financial position or net income.

         Basic EPS excludes dilution and is computed by dividing income available to the common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared the earnings of the Company.

NOTE 7  - FINANCIAL ACCOUNTING PRONOUNCEMENTS

         On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income refers to revenues, expenses, gains, and losses that generally accepted accounting principles recognize as changes in value to an enterprise but are excluded from net income.

         For the Company, comprehensive income includes net income and changes in the fair value of its available-for-sale investment securities. Total comprehensive income for the nine-months ended September 30, 1999 and September 30, 1998 was $222,260 and $2,432,382, respectively.

         On January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting enterprise segments of a company in the footnotes to the financial statements. The adoption of the applicable provisions of SFAS No. 131 did not have a material effect on the Company, as Management believes that the Company operates only in one segment, the commercial banking segment.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and the measurement of those instruments at fair value. Recognition of changes in fair value will be recognized into income or as a component of other comprehensive income depending upon the type of the derivative and its related hedge, if any. SFAS No. 133 is effective for the Company for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is in the process of determining the impact of SFAS No. 133 on the Company's financial statements, which is not expected to be material.

         In October of 1998, FASB issued SFAS No. 134, which was effective the first fiscal quarter after December 31, 1998. SFAS No. 134 amends SFAS No. 65 to require entities engaged in mortgage banking activities to classify their mortgage-backed securities, or other retained interests, based upon their ability and intent to sell or hold those investments. The intent of the statement is to conform the subsequent accounting for securities retained after mortgage loan securitization with the subsequent accounting for securities retained after the securitization of other types of assets by mortgage banking entities. The adoption of the applicable provisions of SFAS No. 134 did not have a material effect on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

California Independent Bancorp ("CIB", and with its subsidiaries the "Company") through its wholly owned subsidiary, Feather River State Bank (the "Bank"), engages in a broad range of financial service activities. The Bank commenced operations in 1977 as a California State commercial chartered bank. CIB was formed in 1994 and, after receiving regulatory and shareholder approval, became the holding company for the Bank in May 1995. In October 1996, the Bank acquired E.P.I. Leasing Co., Inc. ("EPI"), and operates this equipment leasing company as a subsidiary.

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

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from September 30, 1998 and December 31, 1998 to September 30, 1999. Additionally, the sections discuss significant changes and trends in the Company's results of operations for the three and nine-month periods ended September 30, 1999, compared to the same period in 1998.

                 OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS

The Company reported net income of $1,215,289 for the nine-month period ending September 30, 1999 as compared to $2,341,657 for the same period ending September 30, 1998. Net income for the three-month period ending September 30, 1999 and 1998 was $391,751 and $678,447, respectively. These 1999 figures represent a 48.1% decline over the same nine-month period for 1998 and a 42.3% decline over the prior year's third quarter figures. The decline in net income is attributable to several factors including: lower loan volume and declining interest rates resulted in marked decreases to interest and loan fee income; and significant reductions to lease commissions and brokered loan fees earned during the period. These declining factors were mitigated by a decrease in the Allowance for Loan and Lease Losses. Each of these factors are discussed in detail below in the "Results of Operations" section of this item.

Total assets at September 30, 1999 were $293,385,204. This figure represents a slight decrease from $295,312,605 at December 31, 1998 and a 4.9% increase from September 30, 1998 total assets of $279,726,938. Gross loans were $187,409,964 at September 30, 1999, a 3.4% increase from $181,182,515 at December 31, 1998 and 8.0% decrease from $203,612,283 at September 30, 1998. The increase from September 30,1999 over December 31, 1998, represents the seasonal nature of the Company's loan portfolio. Historically, the Company's agricultural loan demand increases in the second and third quarters of the year. The Company's loan balances begin to decrease, during the fourth quarter of the year and into the first quarter of the next year, as payments are received from its agricultural borrowers.

The Company's investment portfolio at September 30,1999, was $69,161,387 compared to December 31, 1998 investments of $60,639,334 and $47,536,970 at September 30, 1998. The increase in the investment portfolio from December 31, 1998 and September 30, 1998, to September 30, 1999, was due to the reallocation, of loan proceeds received into investments rather than making new loans. Cash and cash equivalents which consists of cash and due from banks and federal funds sold, were $21,713,464 at September 30, 1999, $43,000,727 at December 31, 1998
and $18,147,218 as of September 30, 1998. The decrease in cash and cash equivalents from December 31, 1998 to September 30, 1999, is a result of the Company's shifting of funds to longer term, higher yielding investments and funding the Company's seasonal loan demands.

Total deposits decreased from $268,808,444 at December 31, 1998, to $260,033,687 at September 30, 1999. The reduction in deposits is a reflection of normal seasonal decreases in noninterest bearing deposits amounting to $18,439,177 offset by an increase of $9,664,420 in interest bearing deposits resulting in a net decrease in total deposits of $8,774,757 or 3.3%.

The total loan-to-deposit ratios were 72.1%, 67.4% and 83.8% at September 30, 1999, December 31, 1998 and September 30, 1998.

                 LOANS

Due to the types of loans made, the Company sustains moderate variations in outstanding loan totals. Specifically, certain seasonal variations are expected to occur in the agricultural and construction loan portfolios. The table below sets forth the composition of the Company's loan portfolio as of September 30, 1999, December 31, 1998 and September 30, 1998.

                        COMPOSITION OF THE LOAN PORTFOLIO


------------------------------------------ ---------------------- ---------------------- ----------------------
Loan Category                                     9/30/99               12/31/98                9/30/98
------------------------------------------ ---------------------- ---------------------- ----------------------
Commercial & Agricultural                             81,487,164             71,784,483             87,643,752
Real Estate Construction                              31,705,637             54,828,845             50,508,532
Real Estate Other                                     44,858,787             28,503,710             31,976,151
Lease Financing                                       26,115,495             23,313,399             30,907,222
Consumer                                               3,182,257              2,655,031              2,265,199
Other                                                     60,624                 97,047                311,427
------------------------------------------ ---------------------- ---------------------- ----------------------
TOTAL                                                187,409,964            181,182,515            203,612,283
------------------------------------------ ---------------------- ---------------------- ----------------------

Total loans outstanding as of September 30, 1999 was $187,409,964 representing an increase of $6,676,285 or 3.4% over December 31, 1998. In comparison to the prior period ending September 30, 1998 total loans dropped $16,202,319 or 8.0%. This reduction was centered in Commercial and Agricultural, Real Estate Construction loans, and Lease Financing. Due to seasonal variations, the comparison of the current period to like prior period provides the most revealing trends occurring within the Company. The following discussion regarding the decreases in loan volumes focuses on the period comparison of September 30, 1998 to September 30, 1999 unless indicated otherwise.

Real Estate Construction declined by $18,802,895 or 37.2%. The Company extends construction loans primarily to builders of single family houses. Loans are made to individual borrowers and to real estate developers. It is believed that the decrease in real estate construction loans can be accredited to a general decrease in residential real estate activity in the bank's market area as a direct result of an increase in interest rates.

Commercial and Agricultural loans fell $6,156,588 or 7.0% and Lease Financing was lower by $4,791,727 or 15.5%. These reductions were primarily the result of the Bank's tightening of its underwriting criteria and competitive pressures in the agricultural lending area. Finally, loan totals in this category were reduced as a result of the satisfactory resolution of loan workouts.

Increases in loan totals were realized in two loan categories, Real Estate Other and Consumer. Real Estate Other experienced an increase of $12,882,636 or 40.3%. This growth was primarily due to the Company's decision to increase its own residential and agricultural real estate loan portfolio rather than package and sell those loans to the marketplace. Another factor effecting the increase was agricultural land refinances to obtain working capital.

Consumer loans were successfully increased $917,058 or 40.5% as a direct result of a concerted sales effort. This loan category has been identified as a market focus to improve loan portfolio diversification.

One additional factor influenced the Company's loan totals as of September 30, 1999. The Company's lease portfolio increased from $23,313,399 on December 31, 1998 to $26,115,495 on September 30, 1999, representing an increase of 12.0%. The Company originates commercial and industrial equipment leases through the Bank's subsidiary, EPI. The Company, at times, elects to combine its leases into groups or "pools" and sells the lease pools as part of a portfolio management strategy. Fewer lease pool sales during the first nine months of 1999 contributed to an increase in lease receivables as of September 30, 1999 compared to December 31, 1998.

The Company lends primarily to small and medium sized businesses, small to large sized farmers and consumers within its market area, which is comprised principally of Sutter, Yuba, Colusa, and Yolo counties and secondarily Butte, Glenn, Sacramento, Madera and Fresno counties. In addition, The Company originates commercial and industrial equipment leases through its subsidiary EPI located in Sacramento.

The Company actively pursues diversification of its loan portfolios. As a result, both consumer and commercial business loans have been identified as having the most growth potential. Direct marketing programs have had a positive effect and implementation will continue.

The Company has chosen to close its Madera and Chico Loan Production offices as well as reduce staff in the Bank's Yuba City real estate loan department. This action was the result of a large decline in the real estate loan production volume in these areas and was aimed at improving efficiency and maximizing available resources.

During the third quarter of 1999, the Company continued to restructure and strengthen its loan administration. Loan Administration is considered a critical part of lending operations as this unit is charged with management and oversight of the loan portfolio. The prior restructuring involved reassigning certain loan management duties among existing staff members and hiring additional staff. The Bank has hired a new CEO and an additional Loan Administrator with a strong credit background. Loan Administration continues to resolve troubled loans with a dedicated classified asset reduction team.

                 LOAN QUALITY

The Company places loans automatically on nonaccrual status when principal or interest has been in default for 90 days or more. A manual override can be made if the loan is well secured and in the process of collection. The Company also places loans on non-accrual when payment in full of principal or interest is not expected; or the financial condition of the borrower has significantly deteriorated.

From a historical perspective, nonperforming loans escalated significantly during the first half of 1997. The increase in nonperforming loans during that period was attributable to increased risk exposure in a limited number of large credit relationships. Since that time the Company has made a concerted effort to reduce nonperforming loans. In 1997, management assembled an experienced group of loan collectors to aggressively collect theses troubled loans and recover charged-off loans.
This approach has been successful in the reduction of troubled loans identified.

The table shown below summarizes the composition of non-performing loans as of September 30, 1999, December 31, 1998 and September 30, 1998 ($ in 000's) as well as the changes between the periods.


--------------------------------------------------------------------------------------------------------------------
                                   Amount        Amount         Amount        Change        Change        Change
                                     at            At             at         from 9/99     from 9/99    from 12/98
                                   9/30/99      12/31/98        9/30/98     over 12/98     over 9/98     over 9/98
                                  ----------------------------------------------------------------------------------
ACCRUING LOANS PAST DUE
90 DAYS OR MORE
--------------------------------
Commercial                                  0             6             0       -100.0%          0.0%          0.0%
Agricultural                                0             0             0         0.00%          0.0%          0.0%
Real Estate                                 0             0             0         0.00%          0.0%          0.0%
Leases                                      2             0            41         0.00%        -95.1%       -100.0%
Consumer                                    0             0             1         0.00%       -100.0%       -100.0%
                                ------------------------------------------------------------------------------------
TOTAL                                       2             6            42        -66.7%        -95.2%        -85.7%
                                ------------------------------------------------------------------------------------
NONACCRUAL LOANS
--------------------------------
Commercial                              1,454           829          1055         75.4%         37.8%        -21.4%
Agricultural                            4,542         1,755          2726        158.8%         66.6%        -35.6%
Real Estate                             1,727          1579          2525          9.4%        -31.6%        -37.5%
Leases                                     81           163           177        -50.3%        -54.2%         -7.9%
Consumer                                    1             0           -0-          0.0%          0.0%          0.0%
                                ------------------------------------------------------------------------------------
TOTAL                                   7,805         4,326          6483         80.4%         20.4%        -33.3%
                                ------------------------------------------------------------------------------------
                                ------------------------------------------------------------------------------------
TOTAL NONPERFORMING                     7,807         4,332          6525         80.2%         19.6%        -33.6%
--------------------------------------------------------------------------------------------------------------------

For the three-month period of September 30, 1998 to December 31, 1998, the Company experienced a decrease in nonperforming loans of 33.6%. However, from September 30, 1998 to September 30, 1999 total nonperfroming loans have risen by 19.6%, and since December 31, 1998 nonperfroming loans have edged up by $3,475,000 or 80.2%. As a percentage of total loans, nonperfoming loans rose to 4.2% at September 30, 1999, as compared to 3.1% on December 31, 1998 and 3.2% on September 30, 1998 loans.

This rise is due to the nonperformance of a large agricultural loan that experienced repayment problems which resulted from weather related adversity, labor issues and uncollectable receivables. A workout plan is in place and full recovery is expected. This credit is more fully explained below.

All of the nonperforming loans listed in the table above are in the process of collection. The Company devises specific loan resolution plans based upon the circumstances surrounding the particular credit relationship. Plans are designed to return the highest dollar amount to the Company in the shortest time while reducing credit risk exposure. In terms of specific resolution plans, 35.0% of these loans (approximately $2.7 million) have been restructured, 8.0% of the loans (approximately $.6 million) are in the process of collateral liquidation, and 57.0% of the loans (approximately $4.5 million) are currently in a workout arrangement. Management projects additional progress toward the resolution of these troubled loans during the fourth quarter of 1999. However, due to particular factors surrounding specific nonperforming loans, management projects that some of these credits will require several additional quarters to resolve.

Several of the large nonperforming loans listed in the table have been partially charged-off such that the book balance of the asset is now lower than the estimated value of the supporting collateral. As a result of these actions and the collection plans currently in place, management believes that the risk of additional credit loss in the remaining nonperforming loans has been reduced.

The Company's nonperforming loans are concentrated in two credit relationships that comprise 81.0% of the total. Both are large agricultural credit relationships. The largest relationship comprises 49.0% of the total. This borrower sustained financial difficulty stemming from a combination of adverse weather, labor issues and, uncollectable receivables. The Company is adequately collateralized and no loss is currently expected. The other relationship represents 32.0% of the total. The debtor is currently in bankruptcy, which has slowed progress toward ultimate loan resolution. Ongoing negotiations are occurring in an attempt to restructure the credit. The loan has been charge down to the tangible collateral position and additional loss is not expected. The remaining 19.0% of the nonperforming loans are distributed among the commercial, agricultural, real estate and lease portfolios The nonaccrual real estate and lease categories actually sustained decreases from the same period

The Company's Allowance for Loan and Lease Losses ("ALLL") totals $6,633,727 or 3.5% of gross loans as of September 30, 1999. This amount is compared to $6,024,111 or 3.3% of gross loans as of December 31, 1998 and $5,525,484 or 2.7%
as of September 30, 1998.

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

                 Three and nine-months ended September 30, 1999
                                  Compared with
                 Three and nine-months ended September 30, 1998

For the first three-quarters of 1999, the Company realized net income of $1,215,289 resulting in diluted earnings of $0.59 per share. Net income for the three-month period ending September 30, 1999 was $391,751 resulting in diluted earnings of $0.18 per share. The net income for the three and nine-month periods ending September 30, 1999 was less than the 1998 periods. The Company reported net income in 1998 of $678,447 or $0.34 per share on a diluted basis for the three-month period and $2,341,657 or $1.17 per share on a diluted basis for the nine-month period, respectively. The decrease in 1999 net income over the same period for 1998 was due to several factors.

The primary factor contributing to the decline in net income was a 7.7% decrease in total interest income from the September 30, 1998 amount of $18,863,204 to $17,404,068 at September 30, 1999. Total interest income of $5,827,453 for the three-month period ending September 30, 1999 was also less than the 1998 total interest income figure of $6,556,563 for the same three-month period, a decrease of $729,110 or 11.1%.

Total interest income consists of interest and fees on loans and leases and interest on investments. Interest and fees on loans and leases make up the greatest portion of total interest income. Interest and fees on loans and leases decreased in 1999 over the same periods ending September 30, 1998, by $887,348 or 15.6% for the three-month period and $1,448,922 or 9.3% for the nine-month period. The decrease is attributable to a generally lower interest rate environment and a moderately lower average outstanding loan portfolio balance during the first nine months of 1999 compared to the same time period in 1998.

Another factor impacting the Company's net income was a significant reduction in real estate brokered loan fee income earned during the period. The income from brokered loan fees for the first nine-months of 1999, $202,531, fell by $801,062 or 79.8% in comparison to the first nine-months of 1998 figure of $1,003,593. A comparison of the three-month period ending September 30, 1999 with the same three-month period for 1998 provides similar results. Brokered loan fees during the 1999 three-month period fell to $69,327 as compared to $392,245 earned during the third quarter of 1998. The diminishment in brokered loan fee income in 1999 can in part be traced to the Company's decision during the first half of 1999 to hold selected real estate loans in its portfolio instead of selling those loans into secondary markets. The intent of this strategy was to diversify the Company's loan portfolio and benefit from the long-term, higher yielding interest income stream created by the real estate loans, instead of the one-time brokerage fee earned from the loans' sale. In addition to the implementation of the strategy, income generated from brokered loan fees has been adversely impacted by staffing changes implemented at the Company's real estate loan production offices, and a general slowing in the home refinance market which has accompanied the increase in market interest rates.

A third factor which is reflected by the lower net income figure, is the substantial decline in lease commissions. These commissions are earned on leases generated by the Bank's subsidiary, EPI. For the three-month period ending September 30, 1999 commissions of $435,109 were realized versus $465,404 for the same period in 1998, representing a $30,295 or 6.5% decrease. The decrease for the comparative nine-month figures is similar. For the nine-month period ended September 30, 1999, lease commissions were $1,332,737 representing a 14.4% decrease in commissions over the 1998 amount of $1,556,182. This decline is a product of competitive pricing in the markets served by EPI, resulting in a diminished volume in leases made.

Finally, the fourth factor which substantially contributed to the reduction in net income for the three and nine-month periods ending September 30, 1999 over the same period in 1998, was an increase in other noninterest expenses. This increase amounted to $344,409 for the three-month period and $813,841 for the nine-month period of September 30, 1999 over September 30, 1998.

While the Company has attempted to recognize operating efficiencies and control operating expenses, it continues to incur expenses related to the Year 2000 issues, its 1989 Stock Option Plan and the retention of a new CEO. In preparing for the Year 2000, the Company has taken precautionary measures to ensure it is technologically sound. The Company has expensed more than $128,000 during the first nine months of 1999 in order to maintain its commitment to its Year 2000 readiness program. This amount is compared to approximately $200,000 for the nine-month period ending September 30, 1998. Another significant increase to noninterest expense includes an increase of $177,060 attributed to expenses incurred under the Company's 1989 Stock Option Plan. Additionally, the Company has incurred expenses of approximately $350,000, which are primarily associated with the hiring of the new CEO, efforts to improve the quality of the loan portfolio and refocusing the Bank towards its consumer and business lending activities.

The impact these factors had on net income was somewhat mitigated by a decrease in the contributions to loan and lease losses. These allocations totaled $50,000 for the three months ending September 30, 1999 as compared to $754,000 for the like prior period ending September 30, 1998. The total contribution to the provision totaled $850,000 for the nine-month period ending September 30, 1999 as compared to $1,440,000 for the prior nine-month period ending September 30, 1998.

Net interest income, the difference between interest earned on loans and investments and the interest paid on deposits and other sources of funds, also decreased in comparison to the prior year. Net interest income before provision for loan and lease losses at September 30, 1999, was $3,583,149 for the three-month period and $11,065,768 for the nine-month period, representing decreases of 14.4% and 8.8% over the same periods ending September 30, 1998.

The Company's primary source of income is interest and fees on loans and leases. The table below depicts average loans and yields for the three and nine-month periods ending September 30, 1999 and 1998. As the table demonstrates, interest and fees on loans and leases were adversely impacted by the declining average balances and average yield of the loan portfolio.


---------------------------------------------------------------------------------------------------------------
                            Three-months          Three-months          Nine-months           Nine-months
                                Ended                Ended                 Ended                 Ended
                         September 30, 1999    September 30, 1998    September 30, 1999    September 30, 1998
                        ---------------------------------------------------------------------------------------
Average loans                  $  193,855,528      $   209,008,122        $  184,063,912       $   188,413,011
  Outstanding
Average yields                          9.93%               10.91%                10.28%                11.07%
Amount of interest
  & fees earned                $    4,811,495      $     5,699,351        $   14,191,243       $    15,640,165
Average prime rate                      8.10%                8.50%                 8.03%                 8.50%
---------------------------------------------------------------------------------------------------------------

Average loans outstanding have declined during the three and nine month periods from September 30, 1998 to September 30, 1999. The three-month average outstanding loans at September 30, 1999 were down $15,152,594 or 7.2% from the same three-month period in 1998. The nine-month period ending September 30, 1999 reflects a $4,349,099 or 2.3% decrease in average loans outstanding over the prior nine-month period ending September 30, 1998. This decline has adversely impacted the fees and interest earned on loans. Additionally, the decline in average outstanding loans is reflective of the increasing interest rate environment, tightening of the underwriting standards and competitive pressures. Narrower margins are the result of obtaining business under a more stringent credit underwriting process. This has a direct trade off in risk that is not reflective in the yield calculation. Both volume and rate are further impacted as a result of competitive pressure to acquire and retain quality customers for the Company. Another factor impacting the lower yields is the increase in nonaccrual loans. Nonaccrual loans are discussed in greater detail in the Loan Quality section of this report.

The Company has experienced a reduction in total interest expense of 5.2% or $124,010, for the three-months ending September 30, 1999 over 1998 and 5.8% or $391,545 for the nine-month period. This is reflective of the Company's decision to adjust the rates it pays on deposits to levels consistent with the markets it serves, thereby resulting in a lower average interest rate paid on its deposits. Average rates paid on deposits as of September 30, 1999 and 1998 were 3.24% and 3.36% for the three-month period and 3.15% and 3.34% for the nine-month period, respectively.

Rates and amounts paid on average deposits, including noninterest-bearing deposits for the three and nine-month periods ended September 30, 1999, compared to the same periods in 1998, are set forth in the following table:


-----------------------------------------------------------------------------------------------------------------
                                Three-months          Three-months          Nine-months           Nine-months
                                   Ended                  Ended                ended                 Ended
                             September 30, 1999     September 30, 1998    September 30, 1999   September 30, 1998
-----------------------------------------------------------------------------------------------------------------
Average deposits
  Outstanding                    $  260,007,340       $   245,279,121      $   260,787,716       $   252,171,228
Average rates paid                        3.24%                 3.36%                3.10%                 3.34%
Amount of interest
  paid or accrued                $    2,105,730       $     2,057,416      $     6,165,866       $     6,316,208
-----------------------------------------------------------------------------------------------------------------

The Company experienced a decrease in total noninterest income of $397,493 or 25.5% for the three-month period and $935,133 or 21.7% for the nine-month period ended September 30, 1999, over the same periods in 1998. Total noninterest income consists primarily of: service charges on deposit accounts, lease commissions, brokered loan fees and other noninterest income.

Service charge income on deposit accounts, one of the primary components in noninterest income, showed a slight increase between the three and nine-month periods of 1999 over 1998. Income derived from service charges on deposit accounts was $251,198 and $710,324 for the three and nine-month periods ending September 30, 1999, as compared to $231,903 and $691,516 for the respective three and nine-month periods for 1998.

The Company recognized a small increase of 3.9% in total noninterest expense during the first nine months of 1999 over the same period in 1998. Total noninterest expense stood at $4,088,443 and $3,909,740 for the three-month periods and $11,697,708 and $11,256,414 for the nine-month periods ending September 30, 1999 and 1998, respectively. Noninterest expenses consist of, salaries and employee benefits, occupancy and furniture and equipment expense, legal and professional fees and other miscellaneous expenses.

Salaries and employee benefits decreased during the three and nine-month periods of 1999 over 1998. This reduction was due to continued centralization of services, which created additional personnel efficiencies, thereby reducing the growth in staffing expense.

Occupancy and furniture and equipment expenses increased by 3.2% and stood jointly at $1,705,540 and $1,652,559 at September 30, 1999 and 1998,
respectively. This increase is in large part due to additional furniture and equipment expenses associated with the upgrade of the Company's systems to assure Year 2000 compliance.

Legal and professional fees declined 55.7% to $318,743 at September 30, 1999 from $719,893 at September 30, 1998. This decrease is associated with continued progress towards the resolution of problem loans, and resulted in the reduction of legal fees associated with the collection of such loans. Additionally, as previously discussed, other noninterest expense, which consists of several other expenses associated with the operations of the Company, increased 30.2%, and stood at $3,510,114 and $2,696,273 at September 30, 1999 and September 30, 1998, respectively.

Applicable income taxes for the three and nine-month periods ended September 30, 1999, were $213,350 and $678,150 as compared to the September 30, 1998 amounts of $403,950 and $1,405,800, respectively.

         LIQUIDITY

During the first two quarters of each year the Bank experiences excess liquidity. The seasonal agricultural loan demand of the Bank tends to challenge the Bank's liquidity position beginning in the second quarter and continues into the third quarter of each year. The Bank's liquid assets consist of cash and due from banks, federal funds sold and investment securities with maturities of one year or less (exclusive of pledged securities).

In order to fund its liquidity needs, the Bank has formal and informal borrowing arrangements with the Federal Reserve Bank to meet unforeseen deposit outflows or seasonal loan funding demands. During the fourth quarter of 1998, the Bank also entered an agreement to borrow funds from the Federal Home Loan Bank. Additionally, the Bank has an agreement with Lehman Brothers for a standby short-term loan secured by U.S. Government and Agency Obligations contained in the Bank's investment portfolio. As of September 30, 1999, the Bank had $5,770,000 outstanding on the Federal Reserve Bank line, no balance outstanding on this line at December 31, 1998, and $10,896,000 on September 30, 1998. The Bank did not utilize the Federal Home Loan Bank line or Lehman Brothers loan during these periods.

         RATE SENSITIVITY

Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. If more liabilities than assets reprice in a given period, a liability sensitive position is created. If interest rates decline, a liability sensitive position will benefit net income. Alternatively, where assets reprice more quickly than liabilities in a given period, an asset sensitive position, a decline in market rates will have an adverse effect on net interest income.

The Company is subject to considerable competitive pressure to generate deposits and loans at rates and terms prevailing in the Company's market areas. However, management's objective is to maintain the stability of the net interest margin in times of fluctuating interest rates by maintaining an appropriate mix of interest rate sensitive assets and liabilities. Management does not administer its interest rate sensitivity to maximize income based on its prediction of interest rates, but rather to minimize interest rate risk to the Company by stabilizing the Company's Net Interest Margin in all interest rate environments.

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

The one-year Interest Rate Risk ratios at September 30,1999, for a 200 basis point increasing and decreasing rate environment were 16.9% and 17.0%, respectively.

         CAPITAL RESOURCES

Total shareholders' equity as of September 30, 1999, increased by $146,496 to $23,801,667 over December 31, 1998 total shareholders' equity of $23,655,171. The September 30, 1999 higher figure represents a rise of $530,678 from September 30, 1998's total of $23,270,989.

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

As can be seen by the following tables, the Company exceeded all regulatory capital ratios on September 30, 1999, and on December 31, 1998:


RISK BASED CAPITAL RATIO
AS OF SEPTEMBER 30, 1999
---------------------------------------------------------------------------------------------------------------------
                                                          Company                               Bank
(Dollars in thousands)                            Amount            Ratio             Amount             Ratio
---------------------------------------------------------------------------------------------------------------------
Tier 1 Capital                                      $   24,602           10.15%           $  24,440           10.07%
Tier 1 Capital minimum
  Requirement                                            9,695            4.00%               9,706            4.00%
                                            -------------------------------------------------------------------------
    Excess                                          $   14,907            6.15%           $  14,734            6.07%
                                            =========================================================================
Total Capital                                           27,676           11.42%              27,518           11.34%
Total Capital minimum
  Requirement                                           19,389            8.00%              19,412            8.00%
                                            -------------------------------------------------------------------------
    Excess                                          $    8,287            3.42%           $   8,106            3.34%
                                            -------------------------------------------------------------------------
Risk-adjusted assets                                $  242,367                            $ 242,648
                                            =========================================================================

LEVERAGE CAPITAL RATIO

Tier 1 Capital to quarterly                         $   24,602            8.46%           $  24,440            8.40%
  Average total assets
Minimum leverage requirement                            11,637            4.00%              11,635            4.00%
                                            -------------------------------------------------------------------------
Excess                                              $   12,965            4.46%           $  12,805            4.40%
                                            =========================================================================
Total Quarterly average assets                      $  290,919                            $ 290,884
                                            ==================                   ==================




RISK BASED CAPITAL RATIO
AS OF DECEMBER 31, 1998
---------------------------------------------------------------------------------------------------------------------
                                                          COMPANY                               BANK
(Dollars in thousands)                            Amount             Ratio            Amount             Ratio
---------------------------------------------------------------------------------------------------------------------
Tier 1 Capital                                        $  23,416            9.12%          $  23,260             9.06%
Tier 1 Capital minimum
  Requirement                                            10,270            4.00%              9,779             4.00%
                                           --------------------------------------------------------------------------
    Excess                                            $  13,146            5.12%          $  13,481             5.06%
                                           ==========================================================================
Total Capital                                            26,660           10.38%             26,502            10.33%
Total Capital minimum
  Requirement                                            20,540            8.00%             20,528             8.00%
                                           --------------------------------------------------------------------------
    Excess                                            $   6,120            2.38%          $   5,974             2.33%
                                           --------------------------------------------------------------------------
Risk-adjusted assets                                  $ 256,754                           $ 256,604
                                           ==========================================================================

LEVERAGE CAPITAL RATIO

Tier 1 Capital to quarterly                           $  23,416            8.20%          $  23,260             8.15%
  Average total assets
Minimum leverage requirement                             11,427            4.00%             11,605             4.00%
                                           --------------------------------------------------------------------------
Excess                                                $  11,989            4.20%          $  11,655             4.15%
                                           ==========================================================================
Total Quarterly average assets                        $ 285,678                           $ 285,463
                                           ====================                   =================

         DIVIDENDS

Federal and State banking and corporate laws could limit the Bank's ability to pay dividends to the Company. The Federal Reserve Board has issued a policy statement that a bank holding company should not declare or pay a cash dividend to its shareholders if the dividend would place undue pressure on the capital of its subsidiary banks or if the dividend could be funded only through additional borrowings or other arrangements that may adversely affect the financial position of the holding company. In addition, a bank holding company may not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend, and its prospective rate of earnings retention is sufficient to fully fund each dividend and appears consistent with its capital needs, asset quality and overall financial condition. As a result of the Bank's disappointing 1998 financial performance and continued concerns regarding the quality of the Bank's loan portfolio, the Bank's Board of Directors has passed a resolution which requires the Bank to seek the written approval of the Federal Deposit Insurance Corporation ("FDIC") and California Department of Financial Institutions ("DFI") prior to the payment of any cash dividends.

         SUPERVISION AND REGULATION

As a result of the Company's and Bank's disappointing 1998 financial performance and continued concerns regarding the quality of the Bank's loan portfolio, the Bank's Board of Directors passed a resolution to remedy the concerns. The resolution requires the Bank to: have management acceptable to the FDIC and DFI; continue with the diligent implementation of a previously adopted plan to reduce the level of non-performing and problem loans, continue with the diligent implementation of revised policies and procedures; and seek prior approval of the FDIC and DFI before the payment of any cash dividends.

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

         SENIOR MANAGEMENT CHANGE

To further strengthen senior management of the Bank and Company, Larry D. Hartwig has been appointed, with appropriate regulatory approval, to the positions of President and Chief Executive Officer of the Company and Bank. Mr. Hartwig brings to the Company and Bank more than thirty (30) years of experience in the banking industry, having most recently served as President and Chief Executive Officer of SC Bancorp and its wholly-owned subsidiary, Southern California Bank.

Effective October 1, 1999, Carolyn Roth no longer serves as president of EPI, the Bank's leasing subsidiary. Following the Bank's purchase of EPI in October of 1996, EPI entered into an employment agreement with Ms. Roth which contained an expiration date of September 30, 1999. Ms. Roth notified EPI's board of directors prior to the expiration of the contract that she no longer desired to be president of the company, and that she would only serve through the term of her contract. Following an extensive search for a new President and CEO of EPI, it has been announced that effective November 1, 1999, Robert L. Lambert will succeed Ms. Roth as President and CEO of EPI. Mr. Lampert joins EPI after serving as Executive Vice President Strategic Operations of the Commercial Lending Division of The Money Store, and brings to the position a broad knowledge of products and practices of the leasing industry.

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

                  COMPANY'S COMPLIANCE EFFORTS

The Company is currently engaged in a four-phase management program that includes assessment, renovation, validation, and implementation. To ensure Year 2000 compliance, the Company has identified all major applications and systems that may require modification. The Company's program includes all computer systems, including PC and network hardware and software, and mainframe and mainframe software. The program also covers all equipment and other systems utilized in the Company and Bank's operations or on the premises from which the Company and Bank operates. The Company is presently 99% complete with its four-phase process and continues to stay abreast of all areas that may be impacted by the Year 2000 date change. The Company is on schedule to meet all internal deadlines set forth in the plan and "milestone dates" which have been established by the FDIC.

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

                  COMPLIANCE EXPENSES

The Company's program calls for the utilization of internal and external resources to implement its Year 2000 project. The Company has completed approximately 99% of its plan and believes there is adequate time remaining to assess and correct any significant issues that may materialize. The purchase of any necessary hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred. During the first three-quarters of 1999, the Company has expended approximately $128,000 on its Year 2000 compliance efforts. Since the program's inception, the Company has expended approximately $430,000 on these efforts. Management estimates an additional expenditure of $47,000 will be required to complete its program. The majority of these costs are expected to be incurred during 1999 and are not expected to have a material impact on the Company's cash flows, results of operations, or financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management's opinion, the Company's market risk and interest rate risk profiles are within reasonable tolerances at this time. (See Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations, sections discussing "Liquidity" and "Rate Sensitivity" at page 17). No significant changes to the market risk or interest rate risk of the Company have occurred since June 30, 1999.

                           PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None reported

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

         3.1 Secretary's Compiled, Amended and Restated Articles of Incorporation for California Independent Bancorp as of April 26, 1999. Filed as Exhibit 3.1 to the Company's Quarterly Report filed on Form 10Q for the period ended March 31, 1999.*

         3.2 Secretary's Compiled, Amended and Restated Bylaws of California Independent Bancorp as of September 30, 1999.

         10.20 Director Deferred Fee Agreement between Feather River State Bank and David A. Offutt.

         10.21 Employment Agreement between California Independent Bancorp, Feather River State Bank and Larry D. Hartwig dated July 19, 1999.

         10.22 Nonqualified Stock Option Agreement between California Independent Bancorp and Larry D. Hartwig dated July 19, 1999.

         10.23 Executive Salary Continuation Agreement between Feather River State Bank and Blaine C. Lauhon.

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

                                             California Independent Bancorp

Date: November 10, 1999                      /S/ Larry D. Hartwig
      ------------------                     --------------------
                                             Larry D. Hartwig
                                             President/CEO

Date: November 10, 1999                      /S/ Annette Bertolini
      ------------------                     ---------------------
                                             Annette Bertolini
                                             Chief Financial Officer