Form 10-K405
period 1999-12-31
CALIFORNIA INDEPENDENT BANCORP
filed 2000-03-30
CIK 948976

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                  FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended            December 31, 1999
                          -----------------------------------------------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                     to
                              ---------------------   -------------------------

Commission file number         0-26552
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

        1227 Bridge Street, Suite "C," Yuba City, California 95991
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of California Independent Bancorp at February 28, 2000 was $24,684,797

The number of outstanding shares of common stock as of February 28, 2000 was 1,904,816.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 2000 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

                        Part III, Items 10, 11, 12 and 13
                    THIS REPORT INCLUDES A TOTAL OF 39 PAGES
                           EXHIBIT INDEX IS ON PAGE 36

                                    I N D E X
                                   ----------

                DESCRIPTION                                          PAGE NO.
                -----------                                          --------
ITEM 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . .     3
ITEM 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . .    28
ITEM 3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . .    30
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                      OF SECURITY HOLDERS . . . . . . . . . . . . .    30
ITEM 5.  MARKET FOR REGISTRANT'S COMMON
                      STOCK AND RELATED STOCKHOLDER
                      MATTERS . . . . . . . . . . . . . . . . . . .    30
ITEM 6.  SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . .    32
ITEM 7.  MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS . . . . . . . . . .    32
ITEM 7A. QUANTITATIVE AND QUALITATIVE
                      DISCLOSURES ABOUT MARKET RISK . . . . . . . .    32
ITEM 8.  FINANCIAL STATEMENTS AND
                        SUPPLEMENTARY DATA  . . . . . . . . . . . .    32
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
                      ACCOUNTANTS ON ACCOUNTING AND
                      FINANCIAL DISCLOSURE  . . . . . . . . . . . .    32
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
                      OF THE REGISTRANT . . . . . . . . . . . . . .    33
ITEM 11. EXECUTIVE COMPENSATION  . . . . . . . .  . . . . . . . . .    33
ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND
                       MANAGEMENT . . . . . . . . . . . . . . . . .    33
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
                      TRANSACTIONS. . . . . . . . . . . . . . . . .    33
ITEM 14. EXHIBITS, FINANCIAL STATEMENT
                      SCHEDULES AND REPORTS ON
                      FORM 8-K. . . . . . . . . . . . . . . . . . .    33

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

         The Bank was incorporated as a California state banking corporation on December 1, 1976 and commenced operations on April 6, 1977. On October 1, 1996, the Bank acquired an equipment leasing company, E.P.I. Leasing Co., Inc. ("EPI"), and operates it as a wholly-owned subsidiary of the Bank. As a part of the Company and Bank's restructuring efforts, it is anticipated that the business affairs of EPI will be dissolved and wound up during the year 2000. On June 25, 1984, the Bank formed Yuba-Sutter Financial Services Corporation ("Yuba-Sutter") as a wholly-owned subsidiary. This subsidiary is inactive.

         At December 31, 1999, the Company had two employees, both of which serve as executive officers of the Bank. The Bank at December 31, 1999 employed 142 persons, including 6 part-time employees, 5 executive officers and 45 other officers. None of the Company's or Bank's employees is currently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are excellent.

         The Company itself does not engage in any business activities other than ownership of the Bank. The Company's primary asset is its ownership of the Bank's stock, and the dividends paid by the Bank is the Company's primary source of income. At December 31, 1999, the Company had consolidated assets of $300,360,462, deposits of $273,459,118, loans and leases of $161,320,670, and shareholders' equity of $23,234,847.

         GENERAL BANKING SERVICES

         The Bank engages in a broad range of financial services activities. Its primary market is located in the northern portion of the Sacramento Valley, with a total of seven branches in Yuba City, Marysville, Colusa, Arbuckle, Wheatland, and Woodland, California, serving Sutter, Yuba, Colusa, and Yolo Counties. These branches are located in areas that are in the periphery of housing for those individuals who work in the growing Sacramento area.

         In addition, the Bank operates one loan production office ("LPO") which is located in Citrus Heights, California, in Sacramento County. This LPO emphasizes residential mortgage and construction. The total population base in the five counties served by the Bank is approximately 1.8 million people, the majority of which are in Sacramento County.

         With the exception of Sacramento County, whose main economic force is government, the Bank's operating territory is predominantly agricultural in nature. A wide variety of food crops are produced in the area. The leading agricultural commodities produced in the Bank's trade area include peaches, tomatoes, prunes, rice, and almonds. Plentiful water for irrigation and quality soils result in excellent agricultural diversification.

         The Bank currently has no applications pending to open additional branch offices or LPOs. The Bank may increase the number of its banking facilities in the its trade areas when such expansion is appropriate. The Bank's expansion program is dependent on obtaining the necessary governmental approvals, governmental monetary policies, and competition. No assurance can be given that all or any part of the Bank's expansion program can be accomplished without the Bank being required to raise additional capital.

         The Bank is engaged in the commercial banking business, including accepting demand, savings and time deposits and making commercial, real estate, agricultural, and consumer loans. The Bank also offers installment note collection, issues cashier's checks and money orders, sells traveler's checks, and provides bank-by-mail, night depository, safe deposit boxes, ATMs, Visa debit cards, and other customary banking services. The Bank makes available to its customers home banking services, whereby the customers can make transfers between accounts, pay bills, receive balance inquiries and statements via their personal computer or telephone. The Bank does not provide trust services or international banking services and does not plan to do so in the near future.

         DEPOSITS

         Most of the Bank's deposits are obtained from individuals, small and medium-sized businesses, and professionals. The Bank is able to attract and retain these deposits through advertising in the local media and the reputation the Bank has established in the communities it serves. No single depositor or group of related depositors control a significant amount of the Bank's total deposits. The loss of any one depositor or group of related depositors should not have a materially adverse effect on the business of the Bank. The Bank is a member of the Federal Deposit Insurance Corporation ("FDIC"). As a result, deposit accounts held with the Bank are insured in accordance with the FDIC's rules and regulations.

         LENDING ACTIVITIES

         The Bank engages in a full complement of lending activities, including commercial, agricultural, real estate and consumer loans. Additionally, the Bank purchases leases through outside sources, including its subsidiary EPI.

         Agricultural loans are primarily made to finance agricultural production expenses generally as non-revolving lines of credit that are drawn upon when crop expenses are incurred and are repaid as crop sale proceeds are received. These loans are typically secured by crops and crop proceeds. The Bank generally requires a repayment margin of 25% for permanent plantings (i.e., tree and vine crops) and 20% for row crops. The Bank participates in the Farm Service Agency ("FSA" an agency of the U.S. Department of Agriculture) guaranteed loan program. The program allows the Bank to obtain loan note guarantees on agricultural loans of up to 90% of the loan amount for eligible farmers. As of December 31, 1999, the Bank had agricultural production loans outstanding of $35,646,000, which represented 22.1% of the Bank's loan portfolio. The FSA guarantees approximately 5.0% of these loans.

         Being located in a prime agricultural area, the Bank participates in the Farmer Mac I loan program, pursuant to which it makes and then sells agricultural real estate loans to the Federal Agricultural Mortgage Corporation ("Farmer Mac"), Travelers Realty Investment Company and other institutional investors. In addition, the Bank participates in the Farmer Mac II loan program, pursuant to which it makes FSA guaranteed farm real estate loans and subsequently sells the 90% guaranteed portion of these loans directly to the secondary market and retains the servicing of these loans. The Bank is one of the largest Farmer Mac loan program lenders in the United States.

         The Bank makes real estate loans secured by residential, agricultural and commercial property. Residential loans are made to purchase or refinance one to four family residences or multi-family residential properties and are secured by a first deed of trust on the property except for loans to improve existing properties which are secured by junior liens. The maximum loan-to-value ratio for these loans is 90%. Loans secured by agricultural property include mortgages, loans for farm residences and other improvement loans and are secured by a first lien on real estate. The maximum loan-to-value ratio for farmland is 70%. Commercial real estate loans are made primarily to owner occupied businesses for such purposes as offices, warehouses, professional buildings, retail and storage facilities. The maximum loan-to-value ratio for commercial properties is 75%. As of December 31, 1999, these types of real estate secured loans totaled $46,004,000 or 28.5% of the Bank's loan portfolio.

         The Bank also makes real estate construction and development loans for acquisition of raw land to be developed into subdivisions and for the construction of one to four family and multi-family housing. These loans are secured by a first deed of trust and have maximum loan to value ratios ranging from 60% to 90%. As of December 31, 1999, the Bank had construction and development loans of $30,514,000 representing 18.9% of the Bank's loan portfolio.

         The Bank also originates mortgage loans on residential and farm properties, which it sells into the secondary market in order to divest itself of the interest rate risk associated with these mostly fixed interest rate products. The underwriting criteria for residential and agricultural mortgage loans sold in the secondary market are established by the purchasers of the loans. The Company accounts for these loans in accordance with Statement of Financial Accounting Standards No. 125 "Accounting for Transfers of Financial Assets and Extinguishment of Liabilities." These loans are sold without recourse. As of December 31, 1999, 1998, and 1997, total loans serviced by the Bank were $131,991,682, $146,025,594 and $151,619,000 respectively. For the years ended
December 31, 1999, 1998, and 1997, total loans sold by the Bank were $21,968,279, $65,795,000 and 66,953,000.

         The Bank makes a variety of commercial and industrial loans to small-to-medium-sized businesses for working capital, inventory, accounts receivable, equipment, and general improvements. Typically, the Bank obtains a security interest in the collateral being financed or in other available assets of the customer. Loan to value ratios vary but generally do not exceed 75%. As of December 31, 1999, the Bank had loans for these purposes of $19,465,000 representing 12.1% of the Bank's loan portfolio.

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

         Furthermore, the Bank offers Business and Industry guaranteed loans through the Rural Development Agency ("RDA"). These loans are designated for businesses that create jobs in rural areas. RDA loans are in amounts up to $10 million and are 80%-90% guaranteed by the RDA. The Bank generally sells the guaranteed portion of its SBA and RDA loans in the secondary market.

         Consumer and installment loans are made for household, family and other personal expenditures. These loans are made on both a secured and unsecured basis. As of December 31,1999 the Bank had a total of $2,524,000 in consumer and installment loans and or 1.6% of its loan portfolio.

         The Bank originates commercial and industrial equipment leases through its subsidiary EPI. Leases are made to a wide variety of businesses including professional, agricultural, industrial and construction. Total lease financing receivables as of December 31, 1999 was $27,010,000 or 16.7% of the Bank's portfolio. Although it has been determined that the business affairs of EPI will be wound down during the year 2000, it is anticipated that the Bank may continue to originate equipment leases.

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

         COMPETITION

         The Bank's primary service area consists of Colusa, Sutter, Yolo, and Yuba Counties. It is estimated that this service area contains 56 competitive banking and savings and loan offices, of which eighteen (18) offices are owned by other independent banks. Based upon total bank deposits as of June 30, 1999 (the last period for which data is available), the Bank is second in market share in Sutter County, third in Colusa County, third in Yuba County, and ninth in Yolo County.

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

         In order to compete with major financial institutions and other competitors, the Bank relies upon the experience of its executive and senior officers in serving businesses and individuals and upon its specialized service, local promotional activities, and the personal contacts made by its officers, directors, and employees. For customers whose loan demands exceed the Bank's legal lending limit (15% of its capital and allowance for loan losses for unsecured loans and 25% of its capital and allowance for loan losses for secured loans), the Bank may arrange to extend such loans on a participation basis with other financial institutions or institutional lenders. In this manner, the Bank is able to close the loan while selling a portion of the credit to a participant.

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

         As a result of the Company's and Bank's disappointing 1998 financial performance and continued concerns regarding the quality of the Bank's loan portfolio, the Bank's Board of Directors passed a resolution to remedy the concerns. The resolution requires the Bank to: have Management acceptable to the FDIC and DFI; continue with the diligent implementation of a previously adopted plan to reduce the level of non-performing and problem loans, continue with the diligent implementation of revised lending and collection policies and procedures; ensure that the Bank maintains an adequate reserve for loan losses; and seek prior approval of the FDIC and DFI before the payment of any cash dividends.

         In March 2000, the FDIC and DFI completed an examination of the Bank. The final results of this examination have not been reported to the Bank. Management believes that the Bank will continue to operate under the resolution addressing the issues discussed above, and that the Bank can comply with all regulatory requirements without any material impact on its operations.

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

         The following tables present the capital ratios for the Company and the Bank as of December 31, 1999:

RISK BASED CAPITAL RATIOS AS OF DECEMBER 31, 1999

                                        COMPANY            BANK
(Dollars in thousands)              AMOUNT    RATIO   AMOUNT   RATIO
Tier 1 Capital                      $24,184  10.56%  $24,058  10.51%
Tier 1 Capital minimum
         requirement                  9,158   4.00%    9,153   4.00%
                                    -------  ------  -------  -------
    Excess                          $15,026   6.56%  $14,905   6.51%
                                    =======  ======  =======  =======
Total Capital                       $27,046  11.81%  $26,918  11.76%
Total Capital minimum
         requirement                 18,316   8.00%   18,306   8.00%
                                    -------  ------  -------  -------
   Excess                           $ 8,730   3.81%  $ 8,612    3.76%
                                   ========  ======  =======  =======




Risk-adjusted assets               $228,955         $228,828
                                   ========         ========

LEVERAGE CAPITAL RATIO

Tier 1 Capital to quarterly
    average total assets            $24,184   7.97%  $24,058    7.94%
Minimum leverage
    requirement                      12,134   4.00%   12,125    4.00%
                                    -------  ------  -------  -------
Excess                              $12,050   3.97%  $11,933    3.94%
                                    =======  ======  =======  =======

Total Quarterly average assets     $303,345         $303,133
                                   ========         ========

                  PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

         Federal banking agencies possess broad powers to take corrective or other supervisory action to resolve an insured depository institution's problems. Problems that may be addressed through such actions include, but are not limited to, institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1999, the Bank and the Company exceeded all the required ratios for classification as "well capitalized."

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

         The Company's ability to pay dividends depends in large part on the ability of the Bank to pay management fees and dividends to the Company. The ability of its subsidiary banks to pay dividends will be subject to restrictions set forth in California banking law and the regulations of the FDIC. As previously stated, due to the Bank's disappointing 1998 financial performance and continued concerns regarding the quality of the Bank's loan portfolio, the Bank's Board of Directors passed a resolution which requires the Bank to seek the prior approval of the FDIC and DFI before the payment of any cash dividends.

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

         A Bank's compliance with its CRA obligations is based on a performance-based evaluation system, which bases CRA ratings on the institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the FRB will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted in the second quarter of 1999, the Bank was rated satisfactory in complying with its CRA obligations.

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

         The FDIC charges an annual assessment for the insurance of deposits. As of December 31, 1999, the assessment ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment.

         Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 ("EGPRA"), at January 1, 1997, the Bank began paying, in addition to its normal deposit insurance premium as a member of the BIF, an amount equal to approximately 1.2 basis points per $100 of insured deposits toward the retirement of the Financing Corporation Bonds ("FICO Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 5.8 basis points. Under the EGPRA, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Beginning no later than January 1, 2000, the rate paid to retire the FICO Bonds will be equal for members of the BIF and the SAIF.

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

                  FINANCIAL MODERNIZATION ACT

         President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Modernization Act") on November 12, 1999. The Financial Modernization Act generally accomplishes the following:

                           (1) Facilitates the affiliation of commercial banks
                  with security firms, insurance companies and other financial service providers by: repealing restrictions on affiliation contained in the Glass-Steagall Act; expressly preempting any state law restrictions on affilliation; and by eliminating the BHC Act's prohibition on insurance underwriting activities.

                           (2) Substantially modifies and expands the BHC Act to
                  permit bank holding companies to engage in a full range of "financial activities" through a new entity known as a "Financial Holding Company". "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking, real estate development and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system.

                           (3) Sets forth a systematic structure for the
                  functional regulation of banks, savings institutions, holding companies and their activities.

                           (4) Provides enhanced protections for the privacy
                  rights of consumer information

                           (5) Adopts a provisions to modernize the Federal Home
                  Loan Bank system including provisions relating to the capitalization, membership and corporate governance.

                           (6) Revises the laws which implement CRA.

                           (7) Amends the Federal Deposit Insurance Act
                  regarding the governance of subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. The amendment expressly preserves a state bank's ability to retain all existing subsidiaries. And

                           (8) Addresses a wide range of other legal and
                  regulatory issues affecting financial institutions operations and activities.

         The regulatory agencies are in the process of proposing regulations to carry forth the Financial Modernization Act's mandates. It is anticipated that final regulations will be adopted later this year.

         The Company has not determined whether it will seek an election to become a Financial Holding Company. The Board and Management are evaluating the benefits to determine whether the Company desires to utilize any of the Financial Modernization Act's expanded powers. Since California permits state chartered commercial banks to engage in any activity permissible for national banks, the Bank should be allowed to form subsidiaries to engage in the activities authorized by the Financial Modernization Act, to the same extent as a national bank.

         The Company does not believe that the Financial Modernization Act will have a material adverse effect on its operations in the near future. However, some commentators have projected that in the long term the Financial Modernization Act's enactment may result in further consolidation of and increased competition in the financial services industry.

                  PROPOSED LEGISLATION

         Periodically, legislation is enacted and regulations are promulgated which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. It is likely that additional legislation will be introduced in Congress or in state legislatures in the future which may impact the Company's business. It cannot be predicted whether or in what form any of these proposals will be taken or adopted, or the extent to which the present or future business of the Company or the Bank may be affected.

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

               SFAS NO. 133 - "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and the measurement of those instruments at fair value. Recognition of changes in fair value will be recognized into income or as a component of other comprehensive income depending upon the type of the derivative and its related hedge, if any. As issued, SFAS No. 133 was to be effective for the Company beginning January 1, 2000. However, in July 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133."

      Statement 137 amended the required effective date of Statement 133, requiring adoption of Statement 133 in years beginning after June 15, 2000. The Corporation expects to adopt Statement 133 effective January 1, 2001. The Company is in the process of determining the impact of SFAS No. 133 on the Company's financial statements, which is not expected to be material.

               SFAS NO. 134 - "ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE"

      FASB issued SFAS No. 134 in October of 1998, and was to be effective the first fiscal quarter after December 31, 1998. SFAS No. 134 amends SFAS No. 65 to require entities engaged in mortgage banking activities to classify their mortgage-backed securities, or other retained interests, based upon their ability and intent to sell or hold those investments. The intent of the statement is to conform the subsequent accounting for securities retained after mortgage loan securitization with the subsequent accounting for securities retained after the securitization of other types of assets by mortgage banking entities. The Company has adopted SFAS No. 134 and the statement has not had a material impact on its financial statements.

               END TO POOLING-OF-INTERESTS ACCOUNTING FOR BUSINESS
               COMBINATIONS

      In April 1999, FASB announced its tentative decision to no longer deem the pooling-of-interests method of accounting as an acceptable method to account for business combinations between independent parties. The FASB expects a final standard will be issued and become effective in the fourth quarter of 2000. A portion of the Company's business strategy is to pursue appropriate acquisition opportunities so as to expand its market presence. A change in the accounting for business combinations could have a negative impact on the Company's ability to realize those business strategies.

      YEAR 2000 COMPLIANCE

     The Company's systems responded successfully to the century date change. The Company will continue to monitor its systems and those of its vendors and suppliers over the coming months. (For a further discussion of the Company's and the Bank's efforts regarding "Year 2000" compliance, see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.")

      OTHER INFORMATION

      There has been no material effect upon the Bank's capital expenditures, earnings, or competitive position as a result of federal, state, or local provisions regarding the discharge of materials into the environment.

ITEM 2.        PROPERTIES

      The Bank currently conducts its banking operations from an administrative office, seven branch offices, and one loan production office ("LPO"). Additionally, the Bank's subsidiary, EPI, operates from a separate location. Rental expense for all premises leased totaled $179,201 for the year ended December 31, 1999. It is estimated that rental expense for leased premises will be approximately $50,123 for 2000.

      The Bank's principal office in Yuba City, California, is located at 777 Colusa Avenue in a modern, single-story, shopping center end building, which has drive-up windows and off-street parking for its customers. This office was opened in 1982 and has a total square footage of 9,122.

      In 1991, the Bank purchased a 3,694 square foot building located at 1005 Stafford Way, Yuba City, California, located directly behind its main branch. This building houses the Bank's note department.

      The Bank purchased land for the Bank's office at 1221 Bridge Street, Yuba City, California, in 1978. In 1991, the Bank purchased a combined 14,972 square foot retail and office building with parking located at 1227 Bridge Street, adjacent to the Bank's Bridge Street branch. Currently, the headquarters for the Company, and the Bank's Data Center, Agricultural Real Estate Department, administrative services and financial consulting services are located in these building.

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

      On December 2, 1996, the Bank purchased a former bank branch located at 995 Tharp Road in Yuba City, California. The Bank's Residential Real Estate Department and Special Assets Department are located at this facility.

      In connection with the purchase of EPI, the Bank entered into a 17-month lease commencing August 1, 1996 for premises where EPI is located at 6929 Sunrise Boulevard in Citrus Heights. The lease has been extended to August 31, 2001, at a monthly rent of $6,611 for the first year and will increase in the second year to $6,743.

      In August 1999, the Bank entered into an agreement to lease an office building at 7040 N. Marks, Suite 101 in Fresno California, in order to move its real estate loan production office from Madera, California to Fresno. After the new lease in Fresno had been entered into, the Bank made the decision to streamline its residential lending operations and eliminate its Madera loan production office. In September 1999, the Bank subleased this office to the Rural Community Insurance Agency for the remaining term of the lease commencing January 1, 2000, and ending on November 30, 2004

ITEM 3.        LEGAL PROCEEDINGS

      Other than routine litigation incidental to the ordinary course of the Company and Bank's business, neither entity is a party to any material legal proceedings nor is any of their property the subject of any such proceeding. The Company believes that the ultimate disposition of all currently pending matters will not have a material adverse effect on the Company's financial condition or the results of its operations.

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

                    SALE PRICE OF COMMON STOCK
                    --------------------------
PERIOD ENDED 1999      BID             ASK
                       ---             ---
March 31              $20.25         $21.00
June 30                20.38          20.88
September 30           18.25          19.00
December 31            16.00          18.00

PERIOD ENDED 1998     BID               ASK
                       ---             ---
March 31              $24.50         $26.25
June 30                25.00          27.50
September 30           22.50          24.50
December 31            20.00          20.12

         Cash dividends paid on the Company's common stock were $.42 per share for the year ending December 31, 1999, and $.40 per share for the year ending December 31, 1998. These figures have been adjusted for the 5% stock dividend paid in 1998 and in 1999.

         It is currently the intention of the Board of Directors of the Company to pay cash dividends on a quarterly basis. However, there is no assurance that cash dividends will be paid in the future as they are dependent upon the earnings, financial condition, and capital requirements of the Company and the Bank, as well as legal and regulatory requirements.

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

         Due to the Bank's disappointing 1998 financial performance and continued concerns regarding the quality of the Bank's loan portfolio, the Bank's Board of

Directors passed a resolution which requires the Bank to seek the prior approval of the FDIC and DFI before the payment of any cash dividends.

         As of February 28, 1999, there were 1,059 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     For the "Selected Financial Data," see page 3 of the Company's 1999 Annual Report to the Shareholders, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For the "Management's Discussion and Analysis of Financial Condition and Results of Operations," see pages 8-22 of the Company's 1999 Annual Report to the Shareholders, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For the discussion of "Quantitative and Qualitative Disclosures About Market Risk," see section titled "Interest Rate Sensitivity" at pages 19-20 of the Company's 1999 Annual Report to the Shareholders, which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         For "Financial Statements and Supplemental Data," see pages 23-39 of the Company's 1999 Annual Report to the Shareholders, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information concerning directors and executive officers of the Company, see "ELECTION OF DIRECTORS" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the "Proxy Statement"), which is incorporated herein by reference.

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

         3.     EXHIBITS

         See Index to Exhibits of this Form 10-K.

(b)      REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K during the quarter ending December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA INDEPENDENT BANCORP

Date:  March 21, 2000

By:  /s/ Larry D. Hartwig
-----------------------------
         Larry D. Hartwig, President
         and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                                   Title                              Date
/s/ Annette Bertolini               Senior Vice President              March 21, 2000
--------------------------          and Chief Financial Officer
ANNETTE BERTOLINI                  (Principal Financial and
                                    Accounting Officer)

/s/ John L.  Dowdell                Director                           March 21, 2000
-------------------------
JOHN L.  DOWDELL

/s/ Harold M. Eastridge             Director                           March 21, 2000
-------------------------
HAROLD M. EASTRIDGE

/s/ William H. Gilbert
--------------------------          Director                           March 21, 2000
WILLIAM H. GILBERT


/s/ Larry D. Hartwig
--------------------------          President, Chief                   March 21, 2000
LARRY D. HARTWIG                    Executive Officer and
                                    Director

/s/ John J. Jelavich
--------------------------          Director                           March 21, 2000
JOHN J. JELAVICH

/s/ Donald H. Livingstone
--------------------------          Director                           March 21, 2000
DONALD H. LIVINGSTONE

/s/ Alfred G. Montna
--------------------------          Director                           March 21, 2000
ALFRED G. MONTNA

/s/ David A. Offutt
--------------------------          Chairman of the Board              March 21, 2000
DAVID A. OFFUTT                     of Directors, and Director

/s/William K. Retzer
--------------------------          Director                           March 21, 2000
WILLIAM K. RETZER

/s/Ross D. Scott
--------------------------          Director                           March 21, 2000
ROSS D. SCOTT

/s/ Michael C. Wheeler
--------------------------          Director                           March 21, 2000
MICHAEL C. WHEELER


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

3.2               Secretary's Compiled, Amended and Restated Bylaws of
                  California Independent Bancorp as of September 30,1999. Filed as Exhibit 3.2 to the Company's Quarterly Report filed on Form
                  10Q for the period ended September 30, 1999.*

10.1              Salary Continuation Agreement dated April 28, 1993 with
                  Annette Dier Bertolini. Filed as Exhibit 10.1 to the Company's
                  General Form for Registration of Securities on Form 10 (File
                  No. 0-26552).*

10.2              Consolidated Agreement dated April 30, 1993 with Unisys
                  Corporation. Filed as Exhibit 10.3 to the Company's General
                  Form for Registration of Securities on Form 10 (File No.
                  0-26552).*

10.3              Agreements with Information Technologies, Inc. Filed as
                  Exhibit 10.4 to the Company's General Form for Registration of
                  Securities on Form 10 (File No. 0-26552).*

10.4              Lease for 6545 Sunrise Boulevard, Suite 201, Citrus Heights,
                  California. Filed as Exhibit 10.5 to the Company's General
                  Form for Registration of Securities on Form 10 (File No.
                  0-26552).*

10.5              Deferred Compensation Agreement dated July 19, 1994 with
                  William H. Gilbert. Filed as Exhibit 10.6 to the Company's
                  General Form for Registration of Securities on Form 10 (File
                  No. 0-26552).*

10.6              Feather River State Bank Employee Ownership Plan. Filed as
                  Exhibit 10.7 to the Company's General Form for Registration of
                  Securities on Form 10 (File No. 0-26552).*

10.7              Bank Affiliate Agreement between Feather River State Bank and
                  Select Advisors, Inc. Filed as Exhibit 10.8 to the Company's
                  General Form for Registration of Securities on Form 10 (File
                  No. 0-26552).*


10.8              California Independent Bancorp 1989 Amended and Restated Stock
                  Option Plan including related Incentive and Non Statutory
                  Stock Option Agreements. Filed as Exhibit 4 to Amendment No. 1 to the Company's Registration Statement on Form S-8/SEC
                  Registration No. 333-09813 dated November 26, 1996.*

10.9 California Independent Bancorp 1996 Stock Option Plan and related Incentive Stock Option and Nonstatutory Stock Option
                  Agreements. Filed as Exhibit to Amendment No. 1 to the
                  Company's Form S-8/SEC Registration No. 333-09823 dated
                  November 26, 1996.*

10.10             Lease by and between Anderson and Associates and E.P.I.
                  Leasing Co., Inc., for the premises at 6929 Sunrise Boulevard,
                  Citrus Heights, California. Filed as Exhibit 10.17 to the
                  Company's Form 10-K for December 31, 1996.*

10.11             Lease by and between Raj J. Sharma and Feather River State
                  Bank for 114 D Street, Wheatland, California. Filed as Exhibit
                  10.16 to the Company's Form 10-K for December 31, 1998.*

10.12             Lease by and between Diana Holmes, Trustee, and Feather River
                  State Bank for the Chico, California Loan Production Office located at 500 Main Street, Chico, California. Filed as
                  Exhibit 10.17 to the Company's Form 10-K for December 31,
                  1998.*

10.13             Consulting Agreement between Feather River State Bank and
                  Robert J. Mulder dated June 23, 1999. Filed as Exhibit 10.18 to the Company's Form 10-Q for June 30, 1999.*

10.14             Severance Agreement between California Independent Bancorp,
                  Feather River State Bank and Robert J. Mulder dated May 25,
                  1999. Filed as Exhibit 10.19 to the Company's Form 10-Q for
                  June 30, 1999.*

10.15             Director Deferred Fee Agreement between Feather River State
                  Bank and David A. Offutt dated April 1, 1999. Filed as Exhibit
                  10.20 to the Company's Form 10-Q for September 30, 1999.*

10.16             Employment Agreement between California Independent Bancorp,
                  Feather River State Bank and Larry D. Hartwig dated July 19,
                  1999. Filed as Exhibit 10.21 to the Company's Form 10-Q for
                  September 30, 1999.*


10.17             Nonqualified Stock Option Agreement between California
                  Independent Bancorp and Larry D. Hartwig dated July 19, 1999.
                  Filed as Exhibit 10.22 to the Company's Form 10-Q for
                  September 30, 1999.*

10.18             Executive Salary Continuation Agreement between Feather River
                  State Bank and Blaine C. Lauhon dated May 7, 1999. Filed as
                  Exhibit 10.23 to the Company's Form 10-Q for September 30,
                  1999.*

10.19             Executive Salary Continuation Agreement between Feather River
                  State Bank and Larry D. Hartwig dated October 27, 1999.

10.20 Sublease by and between the Rural Community Insurance Agency and Feather River State Bank for Fresno, California office space dated September 11, 1999.

13                California Independent Bancorp's 1999 Annual Report to
                  Shareholders. (Deemed filed only with respect to those sections which have been incorporated into this Form 10-K by reference.)

21 Feather River State Bank, a California banking corporation, is the only subsidiary of Registrant.

23 Consent of Arthur Andersen LLP for audited financial statements for the year ended December 31, 1999.

27                Financial Data Schedule

---------------

*                 Document incorporated herein by reference.