Form 10-Q
period 2000-03-31
CALIFORNIA INDEPENDENT BANCORP
filed 2000-05-12
CIK 948976

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES
               EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000
                                       OR
(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________to _________________

Commission File Number 0-265520

                         CALIFORNIA INDEPENDENT BANCORP
             (Exact name of registrant as specified in its charter)

                  CALIFORNIA                                  68-0349947
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
         Class                                        March 31, 2000
         -----                                        --------------
         Common stock, no par value                   1,905,065 shares

This report contains 22 pages. The Exhibit Index is on page 21.

                          PART I- FINANCIAL INFORMATION

ITEM 1
CALIFORNIA INDEPENDENT BANCORP AND
SUBSIDIARIES FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS                                                                               3

   CONSOLIDATED STATEMENTS OF INCOME FOR THREE-MONTHS                                                        4

   CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                     5

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                              6-7

ITEM 2

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                                                                  8-19

ITEM 3

   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                               20

                           PART II- OTHER INFORMATION

ITEM 1

   LEGAL PROCEEDINGS                                                                                        21

ITEM 2

   CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                21

ITEM 3

   DEFAULTS UPON SENIOR SECURITIES                                                                          21

ITEM 4

   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                      21

ITEM 5

   OTHER INFORMATION                                                                                        21

ITEM 6

   EXHIBITS AND REPORTS ON FORM 8K                                                                          21

  SIGNATURES                                                                                                22

                          PART I-FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  MARCH 31, 2000       DECEMBER 31,1999       MARCH 31,1999
                                                                ------------------    -------------------    -----------------
ASSETS
Cash and Due From Banks                                              $  10,739,921         $  15,887,475         $  19,596,359
Federal Funds Sold                                                      19,200,000            22,000,000             8,900,000
                                                                ------------------    -------------------    -----------------
   Cash and Cash Equivalents                                            29,939,921            37,887,475            28,496,359

Investment securities:
   Held-to-Maturity Securities, at Amortized Cost (fair value
   of $15,854,377, $6,098,247 and $9,689,171 respectively)              15,942,714            16,178,653             9,344,340
   Available-for-Sale Securities, at Fair Value                         82,265,769            70,819,851            64,687,804
                                                                ------------------    -------------------    -----------------
    Total Investments                                                   98,208,483            86,998,504            74,032,144

Loans and Leases                                                       112,767,090           116,032,691           142,818,871
Loans and Leases Held-for-Sale                                          42,396,513            45,287,979            33,157,629
                                                                ------------------    -------------------    -----------------
  Gross Loans and Leases                                               155,163,603           161,320,670           175,976,500
  Less: Allowance for Loan and Lease Losses                             (6,789,109)           (6,770,523)           (6,566,694)
                                                                ------------------    -------------------    -----------------
   Net Loans and Leases                                                148,374,494           154,550,147           169,409,806

Premises and Equipment, Net                                              7,177,125             7,342,659             7,729,785
Interest Receivable                                                      3,073,314             3,282,957             3,089,879
Other Real Estate Owned                                                  1,076,099             1,299,637               101,014
Cash Surrender Value of Insurance Policies                               4,702,471             4,648,123             2,341,519
Deferred Taxes                                                           3,622,155             3,650,310             2,445,370
Other Assets                                                               428,825               700,650             1,220,765
Net Assets From Discontinued Operations                                          -                     -               476,077
                                                                ------------------    -------------------    -----------------
  Total Assets                                                       $ 296,602,887         $ 300,360,462         $ 289,342,718
                                                                ------------------    -------------------    -----------------
                                                                ------------------    -------------------    -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest-Bearing                                                $  51,707,284         $  60,483,798         $  55,961,148
  Interest-Bearing                                                     218,063,747           212,975,320           207,132,584
                                                                ------------------    -------------------    -----------------
   Total Deposits                                                      269,771,031           273,459,118           263,093,732

Interest Payable                                                         1,560,084             1,533,539             1,446,152
Accrued Compensation Payable                                               464,505               343,346               267,453
Other Liabilities                                                        1,089,232             1,677,478               707,708
Net Liabilities From Discontinued Operations                               109,096               112,134                     -
                                                                ------------------    -------------------    -----------------
   Total Liabilities                                                 $ 272,993,948         $ 277,125,615         $ 265,515,045
                                                                ------------------    -------------------    -----------------
                                                                ------------------    -------------------    -----------------

Shareholders' Equity
  Common stock, no par value-Authorized-20,000,000
   Issued and Outstanding - 1,905,065 shares March 31,
    2000, 1,904,618 Shares December 31, 1999 and
    1,749,873 Shares March 31, 1999                                     17,954,339            17,950,525            15,614,306
  Retained Earnings                                                      6,703,779             6,233,226             8,490,772
  Debt Guarantee of ESOP                                                         -                     -               (40,000)
  Accumulated Other Comprehensive Income (Loss)                         (1,049,179)             (948,904)             (237,405)
                                                                ------------------    -------------------    -----------------
    Total Shareholders' Equity                                          23,608,939            23,234,847            23,827,673
                                                                ------------------    -------------------    -----------------
    Total Liabilities and Shareholders' Equity                       $ 296,602,887         $ 300,360,462         $ 289,342,718
                                                                ------------------    -------------------    -----------------
                                                                ------------------    -------------------    -----------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS

                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                   -----------------------------------------
                                                                    MARCH 31, 2000           MARCH 31, 1999
                                                                   -----------------------------------------
Interest Income
  Interest and Fees on Loans and Leases                                   $ 3,869,491            $ 4,705,450
  Interest on Investment-
    Taxable Interest Income                                                 1,372,986                876,867
    Nontaxable Interest Income                                                 33,598                 45,351
  Interest on Federal Funds Sold                                              407,810                205,593
                                                                   -----------------------------------------
    Total Interest Income                                                   5,683,885              5,833,261
                                                                   -----------------------------------------

Interest Expense
  Interest on Deposits                                                      2,235,486              2,051,521
  Interest on Other Borrowings                                                  7,006                  3,412
                                                                   -----------------------------------------
    Total Interest Expense                                                  2,242,492              2,054,933
                                                                   -----------------------------------------
  Net Interest Income                                                       3,441,393              3,778,328
Provision for Loan and Lease Losses                                          (150,000)              (550,000)
                                                                   -----------------------------------------
  Net Interest Income After Provision for Loan and Lease Losses             3,291,393              3,228,328
                                                                   -----------------------------------------
Noninterest Income
  Service Charges on Deposit Accounts                                         249,706                203,713
  Brokered Loan Fees                                                           28,541                 95,665
  Other                                                                       411,724                310,753
                                                                   -----------------------------------------
    Total Noninterest Income                                                  689,971                610,131
                                                                   -----------------------------------------

Noninterest Expense
  Salaries and Employee Benefits                                            1,535,834              1,584,403
  Occupancy Expense                                                           169,659                186,459
  Furniture and Equipment Expense                                             301,044                356,589
  Legal and Professional Fees                                                  51,995                114,184
  Other                                                                       849,363                830,211
                                                                   -----------------------------------------
    Total Noninterest Expense                                               2,907,895              3,071,846
                                                                   -----------------------------------------
  Income Before Provision for Income Taxes                                  1,073,469                766,613
Provision for Income Taxes                                                    396,425                278,850
                                                                   -----------------------------------------
Net Income From Continuing Operations                                         677,044                487,763
Income on Discontinued Operations, Net of Tax Effect                            3,038                    498
                                                                   -----------------------------------------
  Net Income                                                              $   680,082            $   488,261
                                                                   -----------------------------------------
                                                                   -----------------------------------------

Per Share Amounts
  Basic Earnings Per Share From Continuing Operations                     $      0.36            $      0.28
                                                                   -----------------------------------------
  Diluted Earnings Per Share From Continuing Operations                          0.35                   0.27
                                                                   -----------------------------------------
  Basic Earnings Per Share After Discontinuance of Subsidiary                    0.36                   0.28
                                                                   -----------------------------------------
  Diluted Earnings Per Share After Discontinuance of Subsidiary                  0.35                   0.27
                                                                   -----------------------------------------
  Cash Dividends Per Common Share                                                0.11                   0.11
                                                                   -----------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESES CONSOLIDATED STATEMENTS

                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                   (UNAUDITED)



                                                                           MARCH 31,2000         MARCH 31,1999
                                                                       -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $    680,082            $    488,261
Adjustments to Reconcile Net Income to Net Cash Provided
  By Operating Activities
  Depreciation and Amortization                                              251,014                 279,114
  Allowance for Loan and Lease Losses                                        150,000                 550,000
  Provision for Deferred Taxes                                                     -                  20,330
  Gain on Sale of Premises and Equipment                                     (13,485)                      -
(Increase) Decrease in Assets
  Interest Receivable                                                        209,643                (235,205)
  Other Assets                                                               245,632                (187,446)
Increase (Decrease) in Liabilities
  Interest Payable                                                            26,545                (176,507)
  Fed Funds Purchased, Other Borrowings and Other Liabilities               (470,125)                (34,847)
                                                                       -----------------------------------------
    Net Cash Provided by Operating Activities                           $  1,079,306            $    703,700

CASH FLOWS FROM INVESTING ACTIVITIES
Net (Increase) Decrease in Loans                                           6,025,653               4,888,137
Purchase of Securities                                                   (11,832,083)            (26,474,059)
Proceeds From Maturity of HTM Securities                                     350,000                 920,000
Proceeds From Sales/Maturity of AFS Securities                               171,829              11,889,914
Proceeds From Sales of Other Real Estate Owned                               223,538                       -
Purchases of Premises and Equipment                                          (71,995)               (250,999)
                                                                       -----------------------------------------
    Net Cash Used for Investing Activities                              $ (5,133,058)           $ (9,027,007)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) in Noninterest Bearing Deposits                            (8,776,514)             (9,680,330)
Net Increase in Interest Bearing Deposits                                  5,088,427               4,332,169
Cash Dividends                                                              (209,529)               (192,312)
Stock Options Exercised                                                        3,814                   2,079
Cash Paid in Lieu of Fractional Shares                                             -                       -
                                                                       -----------------------------------------
     Net Cash Provided by (Used in) Financing Activities                $ (3,893,802)           $ (5,538,394)

NET INCREASE (DECREASE)                                                 $ (7,947,554)           $(13,861,701)

                                                                       -----------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            $ 37,887,475            $ 42,358,060
                                                                       -----------------------------------------

                                                                       -----------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 29,939,921            $ 28,496,359
                                                                       -----------------------------------------
                                                                       -----------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are necessary to present fairly the financial position of California Independent Bancorp ("Company") and its subsidiaries at March 31, 2000, December 31, 1999 and March 31, 1999, and the results of its operations for the three-month periods ended March 31, 2000 and March 31, 1999, respectively.

         Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with SEC rules or regulations. The results of operations for the period ended March 31, 2000, are not necessarily indicative of the operating results for the full year ending December 31, 2000. It is suggested these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report for the year ended December 31, 1999.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include the accounts of California Independent Bancorp (the "Company") and its wholly owned subsidiary, Feather River State Bank (the "Bank") and its wholly owned subsidiary, E.P.I. Leasing Company, Inc. ("EPI"). Significant intercompany balances and transactions between the Company and the Bank have been eliminated in consolidation.

NOTE 3 - LOANS TO DIRECTORS

         In the ordinary course of business, the Company makes loans to directors of the Company, which on March 31, 2000, amounted to a total of approximately $3,552,373.

NOTE 4 - COMMITMENTS & CONTINGENT LIABILITIES

         In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

NOTE 5 - CASH AND STOCK DIVIDENDS

         In February, May, August and November of 1999, and March of 2000, the Company paid an eleven-cent per share cash dividend.

         On August 17, 1999, the Company's Board of Directors authorized and declared a five-percent stock dividend for shareholders of record as of August 31, 1999. The dividend was distributed on September 17, 1999, and resulted in the issuance of 90,084 additional shares of common stock.

NOTE 6   - EARNINGS PER SHARE

         The Company calculates Earnings Per Share ("EPS") in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No., 128 establishes standards for computing and presenting EPS. It replaced the presentation of primary EPS with a presentation of basic EPS. It also required dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and required reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to the common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared the earnings of the Company.

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

         For the Company, comprehensive income includes net income and changes in the fair value of its available-for-sale investment securities. Total comprehensive income (loss) for the three-months ended March 31, 2000 and March 31, 1999 was ($369,097) and $250,856,
         respectively.

         On January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting enterprise segments of a company in the footnotes to the financial statements. The Company has no segments that meet the requirements of a reportable segment according to the guidelines set forth in SFAS 131.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 2000. This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will adopt this statement on January 1, 2001 and does not expect that it will have a material impact on its financial position or results of operations.

         On January 1, 1999, the Company adopted the Statement of Financial Accounting Standards No. 134 (SFAS 134), "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement amends Statement of Financial Accounting Standards No. 65 "Accounting for Certain Mortgage Banking Activities" to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those investments. SFAS 134 did not have an impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

California Independent Bancorp (the "Company") through its wholly owned subsidiary, Feather River State Bank (the "Bank"), engages in a broad range of financial service activities. The Bank commenced operations in 1977 as a California State commercial chartered bank. The Company was formed in 1994 and, after receiving regulatory and shareholder approval, became the holding company for the Bank in May 1995. In October 1996, the Bank acquired E.P.I. Leasing Co., Inc. ("EPI"), and operates this equipment leasing company as a subsidiary. As a part of the Company and Bank's restructuring efforts, it is anticipated that the business affairs of EPI will be dissolved and wound up during the year 2000.

Certain statements in this Form 10-Q quarterly report include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to the 'safe harbor' provisions created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan and lease losses; the loss of key personnel; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. In addition, such risks and uncertainties include mortgage banking activities, merchant card processing, concentration of lending activities and the costs and steps necessary to address the residual effects, if any, of the Year 2000 issues.

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from March 31, 1999 and December 31, 1999 to March 31, 2000, and significant changes and trends in the Company's results of operations for the three-months ended March 31, 2000, compared to the same period in 1999.

                  OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS

The Company reported net income of $680,082 for the three-month period ending March 31, 2000 as compared to $488,261 for the same period ending March 31, 1999. The 2000 figure represents a 39.3% increase over the same three-month period in 1999. The increase in net income is primarily attributable to a decrease in the Allowance for Loan and Lease Losses ("Allowance").

Total assets at March 31, 2000 were $296,602,887. This figure represents a slight decrease from $300,360,462 at December 31, 1999 and an increase from March 31, 1999 total assets of $289,342,718. Gross loans were $155,163,603 at March 31, 2000, a 3.8% decrease from $161,320,670 at December 31, 1999 and 11.8% decrease from $175,976,500 at March 31, 1999. The decrease in total loans over the past twelve-month period was due to the collection of certain problem loans and the Bank's enhanced credit standards. Historically, the Company's total loan balances decrease during the first and fourth quarters of each year as payments are received from its agricultural borrowers. In contrast, during the second and third quarters total loans rise in conjunction with the increased demand for agricultural loans.

In addition to the decline in total loans, a reduction in lease financing also occurred during 1999. This reduction is the result of the sale of a lease portfolio and the Bank purchasing fewer leases from its subsidiary, EPI.

The Company's investment portfolio at March 31, 2000 was $98,208,483 compared to December 31, 1999 investments of $86,998,504 and $74,032,144 at March 31, 1999.
The increase in the investment portfolio from December 31, 1999 and March 31, 1999, to March 31, 2000, reflects the reallocation, of loan proceeds received into investments rather than new loans. Cash and cash equivalents which consists of cash and due from banks and federal funds sold, were $29,939,921 at March 31, 2000, $37,887,475 at December 31, 1999 and
$28,496,359 as of March 31, 1999.

Total deposits of the Company remain strong at $269,771,031, $273,459,118 and $263,093,732 at March 31, 2000, December 31, 1999 and March 31, 1999,
respectively. The increase at December 31, 1999 compared to the other two periods, is indicative of normal seasonal fluctuations in deposits.

The total loan-to-deposit ratios were 57.5%, 59.0% and 66.9% at March 31, 2000, December 31, 1999 and March 31, 1999.

                  LOANS

Total loans and leases outstanding, as of March 31, 2000 was $155,163,603. This represents a decrease of $6,157,067 or 3.8% since December 31, 1999 and a decrease of $20,812,897 or 11.8% compared to March 31, 1999. The table below sets forth the composition of the Company's loan portfolio as of March 31, 2000, December 31, 1998 and March 31, 1999.

COMPOSITION OF THE LOAN PORTFOLIO

 -------------------------------------------------------------------------------------------------------------
   Loan Category                          March 31, 2000        December 31, 1999         March 31, 1999
 -------------------------------------------------------------------------------------------------------------
   Commercial & Agricultural                     $43,051,081             $55,111,154             $67,810,602
   Real Estate Construction                       32,841,930              30,513,920              42,007,098
   Real Estate Other                              50,665,891              46,003,764              40,575,418
   Lease Financing                                25,744,855              27,009,815              23,136,943
   Consumer                                        2,727,941               2,523,695               2,390,420
   Other                                             131,905                 158,322                  56,019
 -------------------------------------------------------------------------------------------------------------
   TOTAL                                        $155,163,603            $161,320,670            $175,976,500
 -------------------------------------------------------------------------------------------------------------

The Company provides a wide range of loan products to farmers and businesses throughout its trade area. Commercial and Agricultural loans declined $12,060,073 or 21.9%. Most of the decrease in this category occurred in the agricultural loan portfolio. Agricultural loans declined $8,322,000 or 22.9% in the past three months. The decline is attributed to the following:

     1. The U.S. and local agricultural economy has sustained economic difficulties related to commodity prices and certain production problems. As a result, certain farm borrowers have sustained cash flow and liquidity problems. Over the past six months, the Company has instituted more rigid loan underwriting standards and credit qualifying criteria. Consequently, a reduced number of farm borrowers meet the Company's credit standards. Borrowers failing to qualify for loans through the Company have left to seek financing elsewhere.

     2. The Company has been successful in collecting certain problem agricultural loans. Retiring these problem loans has resulted in a reduction in agricultural loan volume.

     3. The Company's agricultural loan portfolio is seasonal. Loan balances increase when borrowers incur crop expenditures during the growing season and loan balances decrease when borrowers receive proceeds from the sale of crops. During the first quarter, borrowers repaid 1999-crop production loans upon receipt of crop sale proceeds. Additionally, abnormally wet weather conditions during the first quarter prevented borrowers from completing certain cultural practices and therefore loan demand was reduced. As of March 31, 2000, the Company had undisbursed loan commitment to agricultural borrowers totaling $21,719,752. A significant amount of this available credit is expected to be advanced in the forthcoming three-quarters.

     4. Commercial and industrial loans declined $3,738,073 or 19.0% during the first quarter of 2000. This decline is also attributed to the resolution of specific problem loans, the Company's enhanced underwriting standards and to loan payoffs from earnings and borrower refinancing through other lenders. The Company has targeted business and commercial loans as an area of opportunity. Current marketing and business development efforts are expected to result in an increase in business loans during forthcoming quarters.

Lease financing receivables declined $1,264,960 or 4.7% between December 31, 1999 and March 31, 2000. Normal lease amortization during the quarter exceeded the volume of new leases purchased by the Company from its subsidiary EPI. The Company's announcement that EPI will cease lease origination activities will result in a reduction in purchased leases in forthcoming quarters. Consequently, the Company expects a reduction in its lease financing receivables of 5% to 8% per quarter for the remainder of 2000.

Partially offsetting the declines in agricultural loans, commercial loans and leases, were increases in real estate construction loans (up 7.6%), real estate other loans (up 10.1%) and consumer loans (up 8.1%). The Company extends construction loans primarily to builders of single family houses. Loans are made to individual borrowers and to real estate developers. The increase in real estate construction loans is primarily due to seasonality. Construction loan demand increases during the spring and summer months when construction activity is greatest. The loan category, real estate other, consists of loans secured by residential, commercial and agricultural real estate. The Company provides a variety of real estate loan products secured by these properties. During the first quarter this category increased by $4,662,127 or 10.1%. Most of the increase occurred in the commercial real estate portfolio. The growth is attributed to a focus on this market, good loan demand and successful business development activities. Similarly, the growth in consumer loans is attributed to the same basic characteristics.

Total interest and fee income on loans and leases during the first quarter 2000 was $3,869,491 compared to $4,705,450 during the first quarter of 1999. The difference of $835,959 represents a decline of 17.8%. The decrease was primarily caused by lower outstanding loan totals. Additionally, increased credit quality and competitive pressures have modestly reduced loan yields. The reduction in interest and fees on loans and leases was largely offset by increased interest income on investments. Total interest and fee income was down only 2.6% for the first quarter 2000 compared to the first quarter 1999.

The Company lends primarily to small and medium sized businesses, small to large sized farmers and consumers within its market area, which is comprised principally of Sutter, Yuba, Colusa, and Yolo counties and secondarily Butte, Glenn, Sacramento, Placer, El Dorado and Solano counties.

During the first quarter of 2000, there were no significant changes in the Company's loan management, loan facilities, and lending philosophy or credit processes. However, the Company continued to enhance its credit quality management and sales and service culture. The Company will continue to emphasize high credit quality and distinguished customer service as two key components of its strategic direction.

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

The table shown below summarizes the composition of non-performing loans as of March 31, 1999, December 31, 1999 and March 31, 2000 ($ in 000's) as well as the changes between the periods.

COMPOSITION OF NON-PERFORMING LOANS AND LEASES

-------------------------------------------------------------------------------------------------------------------
 Accruing loans past due      MARCH 31,       CHANGE FROM    DECEMBER 31,        CHANGE FROM         MARCH 31,
     90 days or more            2000         MARCH 31, 1999        1999         MARCH 31, 1999         1999
-------------------------------------------------------------------------------------------------------------------
Commercial                        $     -               0%            $     -               0%           $     -

Agricultural                        1,643               0%                  -               0%                 -

Real Estate                         1,076               0%                  -               0%                 -

Leases                                  -               0%                  -               0%                 -

Consumer                                -               0%                  -               0%                 -
                          -----------------------------------------------------------------------------------------
Total                              $2,719               0%            $     -               0%           $     -

    Nonaccrual Loans
--------------------------
Commercial                         $1,048              90.55%          $  868              57.82%         $  550
Agricultural                        4,745             183.45%           3,851             130.05%          1,674
Real Estate                         1,151             (62.29)%          1,237             (59.47)%         3,052
Leases                                 31             (87.91)%             51             (80.12)%           257

Consumer                                -               0.00%               -               0.00%              -
                          -----------------------------------------------------------------------------------------
Total                              $6,975              26.07%          $6,007               8.58%         $5,533
-------------------------------------------------------------------------------------------------------------------
Total Nonperforming                $9,694              75.22%          $6,007               8.58%         $5,533
-------------------------------------------------------------------------------------------------------------------

The Company experienced an increase in nonperforming loans of 8.6% for the nine months from March 31, 1999 to December 31, 1999. This level has increased 75.2% at March 31, 2000 over the level at March 31, 1999. These significant increases were the direct result of additional agricultural loans that experienced weather or commodity price adversity at the conclusion of the 1999 crop year. As a result of this increase the Bank established a Special Asset Department that will focus on prompt resolution to all nonperforming and classified loans. Workout plans are in place for each nonperforming loan and full recovery is expected. The increase in accruing loans past due 90 days or more is the result of collection actions taken which reflect delays associated with the borrower obtaining potential takeout funding, initiating a foreclosure action, or formalizing a workout agreement with the borrower.

Nonperforming loans comprised 3.1% of the portfolio on March 31, 1999, which increased to 3.7% of the portfolio on December 31, 1999. The nonperforming loans at March 31,2000 increased to 4.5% of total loans.

Nonperforming loans escalated significantly during the last two years. The initial classification was mostly the result of two adverse years impacting the agricultural portfolio. To remedy the situation, the Bank has established a procedure, which requires written plans of resolution. These plans mandate that prompt corrective action is undertaken before considering forbearance of collection action or additional funding. The increase in nonperforming loans during that period was attributable to increased risk exposure in a limited number of large credit relationships. The corrective action plans have been successful in collection of previously nonperforming loans. There has been consistent reduction of previous troubled loans identified.

All of the nonperforming loans listed in the table above are in the process of collection. In terms of specific resolution plans, 30.0% of the loans (approximately $2.9 million) are in the process of collateral liquidation, 25.0% of these loans (approximately $2.4 million) have been restructured, 43.0% of the loans (approximately $4.1 million) are currently in a workout arrangement, and less than 2.0% are in an undetermined status. Management projects additional progress toward the resolution of these troubled loans during the second quarter of 2000. However, due to particular factors surrounding specific nonperforming loans, management projects that some of these credits will require several additional quarters to resolve.

Several large nonperforming loans listed in the table have been partially charged-off such that the book balance of the asset is now lower than Management's conservative estimate of the value of the supporting loan collateral. As a result of these actions and the collection plans currently in place, Management believes that the risk of additional credit loss in the remaining nonperforming loans has been reduced.

The Company's nonperforming credits are concentrated in three credit relationships that comprise 91.0% of the total nonaccrual loans at March 31, 2000. All three are large agricultural credit relationships. The largest relationship comprises 40.0% of the total nonaccrual. This borrower sustained financial difficulty stemming from a combination of adverse weather, labor issues and uncollectable receivables. The Company is adequately collateralized and no loss is currently expected. The second largest relationship represents 31.0% of the total. The debtor is currently in bankruptcy, which has slowed progress toward ultimate loan resolution. The debt has been restructured and the loan has been charged down to an appropriate level. The borrower has been performing according to the restructure to date and additional loss is not expected. The third largest relationship represents 20.0% of the nonaccrual loans. The borrower is currently negotiating takeout funding and the Bank has recently entered into a written workout agreement with the borrower. The loan position is adequately secured by real property and full collection is expected.

The remaining 9.0% of the nonperforming loans are distributed among the commercial, agricultural, real estate and lease portfolios. The nonaccrual real estate and lease categories sustained decreases for the same period.

The Company's Allowance for Loan and Lease Losses ("Allowance") totaled $6,789,109 or 4.4% of gross loans as of March 31, 2000. This amount is compared to $6,770,523 or 4.2% as of December 31, 1999. The Company uses the Allowance method in providing for possible loan and lease losses. Loan and lease losses are charged to the Allowance and recoveries are credited to it. Management believes that the total Allowance is adequate to cover potential losses in the loan and lease portfolios. While Management uses available information to provide for loan and lease losses, future additions to the Allowance may be necessary based on changes in economic conditions and other factors.

Additions to the Allowance are made by provisions for possible loan and lease losses. The provision for possible loan and lease losses is charged to operating expense and is based upon past loan loss experience and estimates of potential losses which, in Management's judgment, deserves current recognition. Other factors considered by Management include growth, composition and overall quality of the loan and lease portfolio, review of specific problem loans and leases and current economic conditions that may affect the borrower's ability to repay the loan. Actual losses may vary from current estimates. The estimates are reviewed, and adjustments, as necessary, are charged to operations in the period in which they become known.

Contributions to loan and lease losses totaled $150,000 and $550,000 for the three-month periods ending March 31, 2000 and March 31, 1999, respectively. The total contribution to the Allowance totaled $1,000,000 for the year ending December 31, 1999.

                  INVESTMENTS

The Company's investment portfolio was $98,208,483 at March 31, 2000 as compared to $74,032,144 at March 31, 1999. The increase in 2000 over 1999, reflects the reallocation of loan proceeds received into investments rather than new loans.

As of March 31, 2000, the Company's "available-for-sale" category adjustment reflected a net unrealized loss of $1,049,179 net of taxes, and the approximate market value of the Company's investment portfolio was $98,120,146. As of March 31, 1999, the Company's "available-for-sale" category adjustment reflected a net unrealized loss of $237,405 net of taxes, and the approximate market value of the Company's investment portfolio was $74,376,975. The $811,774 increase between the two periods, in the net unrealized loss on the Company's held-to-maturity securities, is the result of the volatile bond market and increasing interest rates.

                              RESULTS OF OPERATIONS

                        Three-Months Ended March 31, 2000
                                  Compared with
                        Three-Months Ended March 31, 1999

Net income increased 39.3% for the three-month period ending March 31, 2000 over the same three-month period in 1999. Net income for the first three-months of 2000 was $680,082, or $0.35 diluted earnings per share, as compared to $488,261, or $0.27 diluted earnings per share at March 31, 1999.

The primary factor contributing to the increase in net income was a 72.7% decline in the provision for loan and lease losses for the two periods stated. This decline was the direct result of the successful progress toward the resolution of troubled loans and leases.

Net interest income declined for the three-month period ending March 31, 2000 to $3,441,393 from $3,778,328 for the same three-month period in 1999, a decrease of $336,935 or 8.9%. This decrease was the effect of lower average outstanding loan balances resulting in lower interest income and increased interest-bearing deposit accounts resulting in higher interest expenses.

The Company's primary source of income is interest and fees on loans and leases. The table below depicts average loans and leases and yields for the three-month periods ending March 31, 2000 and 1999.

     ------------------------------------------------------------------------------------------
                                                THREE-MONTHS                 THREE-MONTHS
            LOANS & LEASES                         ENDED                        ENDED
                                               MARCH 31, 2000               MARCH 31, 1999
     ------------------------------------------------------------------------------------------
     Average Loans Outstanding                   $   155,877,873                $   175,942,005
     Average Yields                                        9.93%                         10.70%
     Amount of Interest & Fees Earned            $     3,869,491                $     4,705,450
     Average Prime Rate                                    8.69%                          7.75%
     ------------------------------------------------------------------------------------------

The three-month average outstanding loans and leases at March 31, 2000 were down $20,064,132 or 11.4% from the same three-month period in 1999. This decline has adversely impacted the fees and interest earned on loans and leases. Additionally, the decline in average outstanding loans and leases is reflective of the increasing interest rate environment, tightening of the underwriting standards and competitive pressures. Narrower margins are in part the result of obtaining business under a more stringent credit underwriting process. This has a direct trade off in risk that is not reflective in the yield calculation. Both volume and rate are further impacted as a result of competitive pressure to acquire and retain quality customers for the Company.

The Company has experienced an increase in total interest expense of 9.0% or $183,965, for the three-month period ending March 31, 2000 over 1999. This is the result of rising interest rates and a change in the mix of deposits. Average rates paid on deposits increased from 3.12% at March 31, 1999 to 3.28% at March 31, 2000. Interest-bearing deposits consisted of 80.8% of total deposits at March 31, 2000 as compared to 78.7% at March 31, 1999.

Rates and amounts paid on average deposits, including noninterest-bearing deposits for the three-month period ended March 31, 2000, compared to the same period in 1999, are set forth in the following table:

         ------------------------------------------------------------------------------------------------
                                                        THREE-MONTHS                     THREE-MONTHS
                     DEPOSITS                               ENDED                            ENDED
                                                       MARCH 31, 2000                   MARCH 31, 1999
                                                 --------------------------------------------------------
         Average Deposits Outstanding                        $272,559,062                    $263,415,213
         Average Rates Paid                                         3.28%                           3.12%
         Amount of Interest Paid or Accrued                  $  2,235,486                    $  2,051,521
         ------------------------------------------------------------------------------------------------

The Company experienced an increase in total noninterest income of $79,840 or 13.1% for the three-month period in 2000 over the same periods in 1999. Total noninterest income consists primarily of service charges on deposit accounts, brokered loan fees and other noninterest income.

Service charge income on deposit accounts, one of the primary components in noninterest income, showed a substantial increase between the three-month periods of 2000 over 1999. Income derived from service charges on deposit accounts was $249,706 and $203,713 for the three-month periods ending March 31, 2000 and 1999.

The income from brokered loan fees for the first three-months of 2000, $28,541, fell by $67,124 or 70.2% in comparison to the first three-months of 1999. The decrease in brokered loan fee income between the two periods can in part be traced to the Company's decision, during the first half of 1999, to hold selected real estate loans in its portfolio instead of selling those loans into secondary markets. The intent of this strategy was to diversify the Company's loan portfolio and benefit from the long-term, higher yielding interest income stream created by the real estate loans, instead of the one-time brokerage fee earned from the loans' sale. In addition to the implementation of the strategy, income generated from brokered loan fees has been adversely impacted by general slowing in the home refinance market which has accompanied the increase in general market interest rates, and staff reductions implemented at the Company's real estate loan production offices as a result of the slowing market.

Other noninterest income increased 32.5% from $310,753 at March 31, 1999 to $411,724 at March 31, 2000. The primary source of this rise was increased loan servicing fees, non-insured deposit product income and earnings on life insurance policies.

The Company recognized a decrease of 5.3% in total noninterest expense during the first three-months of 2000 over the same period in 1999. Total noninterest expense stood at $2,907,895 and $3,071,846 for the three-month periods ending March 31, 2000 and 1999, respectively. Noninterest expenses consist of, salaries and employee benefits, occupancy and furniture and equipment expense, legal and professional fees and other miscellaneous expenses.

Salaries and employee benefits decreased during the three-month periods of 2000 over 1999. This reduction was due to continued centralization of services, which created additional personnel efficiencies.

Occupancy and furniture and equipment expenses decreased by 13.3% and stood jointly at $470,703 and $543,048 at March 31, 2000 and 1999, respectively. This decrease is in large part due to the closures, during the later part of 1999, of the Bank's loan production offices in Madera and Chico, California. Additionally, during 1999, the Company had expenses associated with Year 2000 equipment upgrades.

Legal and professional fees declined 54.5% to $51,995 at March 31, 2000 from $114,184 at March 31, 1999. This decrease is associated with continued progress towards the resolution of problem loans, and resulted in the reduction of legal fees associated with the collection of such loans.

Applicable income taxes for the three-month periods ended March 31, 2000 and 1999, were $396,425 and

$278,850, respectively. The increase in 2000 over 1999 reflects of the increase in net income between the two periods. The Company's effective tax rate was 36.9% and 36.4% for the three-month periods in 2000 and 1999, respectively.

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

In order to fund its liquidity needs, the Bank has formal and informal borrowing arrangements with the Federal Reserve Bank to meet unforeseen deposit outflows or seasonal loan funding demands. The Bank also entered an agreement to borrow funds from the Federal Home Loan Bank. Additionally, the Bank has an agreement with Lehman Brothers for a standby short-term loan secured by U.S. Government and Agency Obligations contained in the Bank's investment portfolio. As of March 31, 2000, December 31, 1999 and March 31 1999, the Bank had no balances outstanding on these lines. Management believes the Company maintains adequate amounts of liquid assets to meet its liquidity needs.

         INTEREST RATE SENSITIVITY

Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. As interest rates change, interest income and expense also change thereby changing net interest income ("NII"). NII is the primary component of Company's earnings. If more liabilities reprice than assets in a given period, a liability sensitive position is created. If interest rates decline, a liability sensitive position will benefit net income. Alternatively, where assets reprice more quickly than liabilities in a given period (an asset sensitive position), a decline in market rates will have an adverse effect on net interest income.

Asset and Liability management encompasses an analysis of market risk, the control of interest rate risk (interest sensitivity management) and the ongoing maintenance and planning of liquidity and capital. The composition of the Company's statement of condition is planned and monitored by the Asset and Liability Committee (ALCO), a committee comprised of the Bank's executive management team. The primary tool used by the committee to measure and manage interest rate exposure is a simulation model. Use of the model to perform simulations reflecting changes in interest rates over one and two-year time horizons has enabled management to develop and initiate strategies for managing exposure to interest rate risks. The committee believes that both individually and in the aggregate these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not an absolutely precise calculation of exposure.

         MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The on-going monitoring and management of the risk is an important component of the Company's asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the ALCO. In this capacity ALCO develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trend.

         INTEREST RATE RISK

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company's financial instruments also change thereby impacting NII. ALCO utilizes the results of the detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off balance sheet financial instruments. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed.

         CAPITAL RESOURCES

The Company and the Bank are subject to requirements of the Federal Reserve Board and FDIC, respectively, governing capital adequacy. These guidelines are intended to reflect the degree of risk associated with both on and off balance sheet items. Financial institutions are expected to comply with a minimum ratio of qualifying total capital to risk-weighted assets of 8%, at least half of which must be in Tier 1 Capital.

Federal regulatory agencies have also adopted a minimum leverage ratio of 4%, which is intended to supplement the risk-based capital requirements and to ensure that all financial institutions continue to maintain a minimum level of core capital.

Total shareholders' equity on March 31, 2000, increased by $374,092 to $23,608,939 over December 31, 1999, total shareholders' equity of $23,234,847. As can be seen by the following tables, the Company and Bank exceeded all regulatory capital ratios on March 31, 2000 and December 31, 1999.

RISK BASED CAPITAL RATIO
AS OF MARCH 31, 2000

---------------------------------------------------------------------------------------------------------------------
                                                                 Company                           Bank
(Dollars in thousands)                                     Amount           Ratio          Amount          Ratio
---------------------------------------------------------------------------------------------------------------------
Tier 1 Capital                                                 $ 24,658      11.17%            $ 24,557      11.12%
 Tier 1 Capital Minimum Requirement                               8,832       4.00%               8,831       4.00%
                                                     ----------------------------------------------------------------
    Excess                                                       15,826       7.17%              15,726       7.12%
                                                     ----------------------------------------------------------------
                                                     ----------------------------------------------------------------
Total Capital                                                    27,418      12.42%              27,321      12.38%

Total Capital Minimum Requirement                                17,663       8.00%              17,662       8.00%
                                                     ----------------------------------------------------------------
    Excess                                                        9,755       4.42%               9,659       4.38%
                                                     ----------------------------------------------------------------
Risk-Adjusted Assets                                           $220,792                        $220,775
                                                     ----------------------------------------------------------------
                                                     ----------------------------------------------------------------

LEVERAGE CAPITAL RATIO
Tier 1 Capital to Quarterly Average Total Assets               $ 24,658       8.21%            $ 24,557       8.20%
Minimum Leverage Requirement                                     12,011       4.00%              11,980       4.00%
                                                     ----------------------------------------------------------------
Excess                                                           12,647       4.21%              12,577       4.20%
                                                     ----------------------------------------------------------------
                                                     ----------------------------------------------------------------
Total Quarterly Average Assets                                 $300,283                        $299,508
                                                     ------------------               -----------------
                                                     ------------------               -----------------

RISK BASED CAPITAL RATIO
AS OF DECEMBER 31, 1999

------------------------------------------------------------------------------------------------------------------
                                                                      COMPANY                    BANK
(Dollars in thousands)                                          Amount         Ratio     Amount         Ratio
------------------------------------------------------------------------------------------------------------------
Tier 1 Capital                                                 $ 24,184         10.56%         $ 24,058   10.51%
Tier 1 Capital Minimum Requirement                                9,158          4.00%            9,153    4.00%
                                                         ---------------------------------------------------------
    Excess                                                     $ 15,026          6.56%         $ 14,905    6.51%
                                                         ---------------------------------------------------------
                                                         ---------------------------------------------------------
Total Capital                                                    27,046         11.81%           26,918   11.76%

Total Capital Minimum Requirement                                18,316          8.00%           18,306    8.00%
                                                         ---------------------------------------------------------
    Excess                                                     $  8,730          3.81%         $  8,612    3.76%
                                                         ---------------------------------------------------------
Risk-Adjusted Assets                                           $228,955                        $228,828
                                                         ---------------------------------------------------------
                                                         ---------------------------------------------------------

LEVERAGE CAPITAL RATIO
Tier 1 Capital to Quarterly Average Total Assets               $ 24,184          7.97%         $ 24,058    7.94%
Minimum Leverage Requirement                                     12,134          4.00%           12,125    4.00%
                                                         ---------------------------------------------------------
Excess                                                         $ 12,050          3.97%         $ 11,933    3.94%
                                                         ---------------------------------------------------------
                                                         ---------------------------------------------------------
Total Quarterly Average Assets                                 $303,345                        $303,133
                                                         --------------                ----------------
                                                         --------------                ----------------

         SUPERVISION AND REGULATION

As a result of the Company's and Bank's disappointing 1998 financial performance and continued concerns regarding the quality of the Bank's loan portfolio, the Bank's Board of Directors passed a resolution to remedy the concerns. The resolution requires the Bank to: have Management acceptable to the Federal Deposit Insurance Corporation ("FDIC") and California Department of Financial Institutions ("DFI"); continue with the diligent implementation of a previously adopted plan to reduce the level of non-performing and problem loans, continue with the diligent implementation of revised lending and collection policies and procedures; ensure that the Bank maintains an adequate reserve for loan and lease losses; and seek prior approval of the FDIC and DFI before the payment of any cash dividends.

In March 2000, the FDIC and DFI completed an examination of the Bank. The final results of this examination have not been reported to the Bank. Management believes that the Bank will continue to operate under the resolutions addressing the issues discussed above, and that the Bank can comply with all regulatory requirements without any material impact on its operations.

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

           DIRECTOR AND SENIOR MANAGEMENT CHANGE

To further strengthen Senior Management of the Bank, Don McDonel was promoted to Senior Vice President/ Senior Loan Officer effective February 15, 2000. Prior to his role as Senior Vice President, Mr. McDonel was Senior Loan Officer of the Bank. Mr. McDonel came to the Bank in 1999 with more than twenty (20) years of experience in the banking industry, having most recently served as Executive Vice President/Credit Administrator of Douglas National Bank in Roseburg, Oregon.

In addition, the Board of Directors of the Company and Bank announced the addition of John Jelavich to the Board's of the Company and the Bank effective February 15, 2000. Mr. Jelavich has been a self-employed consultant to the president and chief executive officer of the Bank since September 1999. Between 1988 and 1998, Mr. Jelavich was a regional vice president for Union Bank of California.

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

         YEAR 2000 COMPLIANCE

The "Year 2000 issue" has generally been described as the inability of computer systems, software, and other equipment utilizing microprocessors to distinguish to year 1900 from the year 2000. The Year 2000 issues posed significant risks for all businesses, households, and governments and could have resulted in system failures and miscalculations causing disruptions in normal business and governmental operations if actions were not taken to fix the problem before the year 2000 arrived.

As a result of the Company's persistent commitment to its Year 2000 compliance efforts it was able to roll into the new millennium without interruption. The Company will continue to manage its Year 2000 compliance efforts to assure rollover of other key dates in the Year 2000. Additionally, the Bank continues to carry reserves for loan and lease losses that could arise with its borrowers that may experience any Year 2000 related problems.

There were no expenses associated with the Year 2000 compliance efforts during the first quarter of 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management's opinion, the Company's market risk and interest rate risk profiles are within reasonable tolerances at this time. (See Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations, sections discussing "Liquidity" and "Market Risk and Interest Rate Risk" at page 15 & 16). No significant changes to the market risk or interest rate risk of the Company have occurred since December 31, 1999.

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

                                           California Independent Bancorp


Date: MAY 9, 2000                  /s/ LARRY D. HARTWIG
      ------------                 --------------------
                                   Larry D. Hartwig
                                   President/CEO

Date: MAY 9, 2000                  /s/ BLAINE C. LAUHON
     -------------                 --------------------
                                   Blaine C. Lauhon
                                   Senior Vice President/Chief Lending Officer