Form 10-Q
period 2000-06-30
CALIFORNIA INDEPENDENT BANCORP
filed 2000-08-11
CIK 948976

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES
                     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------
                                       OR
( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934

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

Yes X                No
    ----                -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                                Outstanding at
         Class                                                  June 30, 2000
         -----                                                  --------------

         Common stock, no par value                             1,907,018 shares

This report contains 40 pages. The Exhibit Index is on page 24.

                          PART I- FINANCIAL INFORMATION

ITEM 1

CALIFORNIA INDEPENDENT BANCORP AND
SUBSIDIARIES FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS                                            3

   CONSOLIDATED STATEMENTS OF INCOME FOR THREE-MONTHS                     4

   CONSOLIDATED STATEMENTS OF INCOME FOR SIX-MONTHS                       5

   CONSOLIDATED STATEMENTS OF CASH FLOWS                                  6

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           7-8

ITEM 2

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                               9-22

ITEM 3

   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            22

                           PART II-OTHER INFORMATION

ITEM 1

   LEGAL PROCEEDINGS                                                     23

ITEM 2

   CHANGES IN SECURITIES AND USE OF PROCEEDS                             23

ITEM 3

   DEFAULTS UPON SENIOR SECURITIES                                       23

ITEM 4

   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   23

ITEM 5

   OTHER INFORMATION                                                     23

ITEM 6

   EXHIBITS AND REPORTS ON FORM 8K                                       24

  SIGNATURES                                                             25

                          PART I-FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                            JUNE 30,         DECEMBER 31,        JUNE 30,
                                                              2000               1999              1999
ASSETS
Cash and Due From Banks                                    $  16,135,892     $  15,887,475    $  19,550,611
Federal Funds Sold                                                     -        22,000,000                -
                                                          --------------------------------------------------
Cash and Cash Equivalents                                     16,135,892        37,887,475       19,550,611

Investment securities:
  Held-to-Maturity Securities, at amortized cost
     (fair value of $7,518,980, $16,098,247 and
     $8,684,672 respectively)                                  7,611,415        16,178,653        8,714,055
  Available-for-Sale Securities, at fair value                84,282,196        70,819,851       61,391,066
                                                          --------------------------------------------------
    Total Investments                                         91,893,611        86,998,504       70,105,121

Loans and Leases                                             128,498,350       116,032,691      147,614,151
Loans and Leases Held-for-Sale                                41,124,032        45,287,979       42,401,959
                                                          --------------------------------------------------
Gross Loans and Leases                                       169,622,382       161,320,670      190,016,110
  Less: Allowance for Loan and Lease Losses                  (6,791,504)       (6,770,523)      (6,663,063)
                                                          --------------------------------------------------
    Net Loans and Leases                                     162,830,878       154,550,147      183,353,047

Premises and Equipment, Net                                    7,005,747         7,342,659        7,648,395
Interest Receivable                                            3,722,952         3,282,957        4,248,244
Other Real Estate Owned                                          919,711         1,299,637        1,485,159
Cash Surrender Value of Insurance Policies                     4,757,124         4,648,123        2,832,652
Deferred Taxes                                                 3,816,236         3,650,310        2,976,936
Income Tax Receivable                                            355,321           324,738          671,953
Other Assets                                                     584,341           375,912          (2,807)
Net Assets From Discontinued Operations                          163,822                 -          467,837
                                                          --------------------------------------------------
  Total Assets                                             $ 292,185,635     $ 300,360,462    $ 293,337,148
                                                          ==================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-Bearing                                      $  53,781,139     $  60,483,798    $  54,627,894
  Interest-Bearing                                           206,174,287       212,975,320      207,146,690
                                                          --------------------------------------------------
  Total Deposits                                             259,955,426       273,459,118      261,774,584

Interest Payable                                               1,578,339         1,533,539        1,300,469
Other Borrowings                                               6,821,718           941,676        6,029,097
Other Liabilities                                                525,724         1,079,148          511,360
Net Liabilities From Discontinued Operations                           -           112,134                -
                                                          --------------------------------------------------
  Total Liabilities                                        $ 268,881,207     $ 277,125,615    $ 269,615,510
                                                          ==================================================

Shareholders' Equity
  Common stock, no par value-Authorized-20,000,000
   Issued and outstanding - 1,907,018 shares June
   30,2000, 1,904,618 shares December 31, 1999, and
   1,809,859 shares June 30, 1999.                            17,953,709        17,950,525       16,116,518
  Retained Earnings                                            7,199,798         6,233,226        8,532,215
  Debt Guarantee of ESOP                                       (200,000)                 -         (40,000)
  Accumulated Other Comprehensive Income (Loss)              (1,649,079)         (948,904)        (887,095)
                                                          --------------------------------------------------
    Total Shareholders' Equity                                23,304,428        23,234,847       23,721,638
                                                          --------------------------------------------------
    Total Liabilities and Shareholders' Equity             $ 292,185,635     $ 300,360,462    $ 293,337,148
                                                          ==================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS

                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                               THREE MONTHS         THREE MONTHS
                                                                                  ENDED                ENDED
                                                                               JUNE 30, 2000        JUNE 30, 1999
                                                                          ------------------------------------------
Interest Income
  Interest and Fees on Loans and Leases                                            $   4,122,255      $   4,664,057
  Interest on Investment-
    Taxable Interest Income                                                            1,535,683            990,695
    Nontaxable Interest Income                                                            29,212             40,952
  Interest on Federal Funds Sold and Other Interest Income                               128,459             37,288
                                                                          ------------------------------------------
    Total Interest Income                                                              5,815,609          5,732,992
                                                                          ------------------------------------------
Interest Expense
  Interest on Deposits                                                                 2,240,649          2,008,611
  Interest on Other Borrowings                                                            18,826             30,452
    Total Interest Expense                                                             2,259,475          2,039,063
                                                                          ------------------------------------------
    Net Interest Income                                                                3,556,134          3,693,929
Provision for Loan and Lease Losses                                                     (50,000)          (250,000)
                                                                          ------------------------------------------
  Net Interest Income After Provision for Loan and Lease Losses                        3,506,134          3,443,929
                                                                          ------------------------------------------
Noninterest Income
  Service Charges on Deposit Accounts                                                    253,358            255,413
  Servicing and Brokered Loan Fees                                                        45,602            150,028
  Alternative Investment Fee Income                                                       53,002             61,292
  Cash Surrender Value of Life Insurance Policies                                         64,108             38,626
  Other                                                                                  128,941             41,902
                                                                          ------------------------------------------
    Total Noninterest Income                                                             545,011            547,261
                                                                          ------------------------------------------

Noninterest Expense
  Salaries and Employee Benefits                                                       1,624,165          1,603,971
  Occupancy Expense                                                                      161,506            183,713
  Furniture and Equipment Expense                                                        292,851            340,213
  Legal and Professional Fees                                                            105,263             94,589
  Other                                                                                  753,757          1,233,787
                                                                          ------------------------------------------
    Total Noninterest Expense                                                          2,937,542          3,456,273
                                                                          ------------------------------------------
Income Before Provision for Income Taxes                                               1,113,603            534,917
Provision for Income Taxes                                                               425,350            191,400
                                                                          ------------------------------------------
  Net Income From Continuing Operations                                                  688,253            343,517
  Income (Loss) on Discontinued Operations, net of tax effect                             17,323            (8,240)
                                                                          ------------------------------------------
  Net Income                                                                       $     705,576      $     335,277
                                                                          ==========================================

Share Data:
  Earnings Per Share:
    Basic-From Continuing Operations                                               $        0.36      $        0.18
    Basic-After Discontinuance of Subsidiary                                                0.37               0.18
    Diluted-From Continuing Operations                                                      0.36               0.18
    Diluted-After Discontinuance of Subsidiary                                              0.37               0.18

Shares Outstanding                                                                     1,907,018          1,900,352
Weighted Average Basic Shares                                                          1,905,706          1,882,326
Weighted Average Diluted Shares                                                        1,925,133          1,901,905

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESES CONSOLIDATED STATEMENTS

                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                            SIX MONTHS               SIX MONTHS
                                                                               ENDED                    ENDED
                                                                           JUNE 30, 2000            JUNE 30, 1999
                                                                      ----------------------------------------------
Interest Income
  Interest and Fees on Loans and Leases                                       $     7,991,746        $    9,369,507
  Interest on Investment-
    Taxable Interest Income                                                         2,908,669             1,867,562
    Nontaxable Interest Income                                                         62,810                86,303
  Interest on Federal Funds Sold and Other Interest Income                            536,269               242,881
                                                                      ----------------------------------------------
    Total Interest Income                                                          11,499,494            11,566,253
                                                                      ----------------------------------------------
Interest Expense
  Interest on Deposits                                                              4,476,135             4,060,132
  Interest on Other Borrowings                                                         25,832                33,864
                                                                      ----------------------------------------------
    Total Interest Expense                                                          4,501,967             4,093,996
                                                                      ----------------------------------------------
    Net Interest Income                                                             6,997,527             7,472,257
Provision for Loan and Lease Losses                                                 (200,000)             (800,000)
                                                                      ----------------------------------------------
  Net Interest Income After Provision for Loan and Lease Losses                     6,797,527             6,672,257
                                                                      ----------------------------------------------
Noninterest Income
  Service Charges on Deposit Accounts                                                 503,064               459,126
  Servicing and Brokered Loan Fees                                                    264,874               420,396
  Alternative Investment Fee Income                                                   104,184                92,125
  Cash Surrender Value of Life Insurance Policies                                     127,734                70,035
  Other                                                                               235,126               115,710
                                                                      ----------------------------------------------
    Total Noninterest Income                                                        1,234,982             1,157,392
                                                                      ----------------------------------------------

Noninterest Expense
  Salaries and Employee Benefits                                                    3,159,999             3,188,374
  Occupancy Expense                                                                   331,165               370,172
  Furniture and Equipment Expense                                                     593,895               696,802
  Legal and Professional Fees                                                         157,258               208,773
  Other                                                                             1,603,120             2,063,998
                                                                      ----------------------------------------------
    Total Noninterest Expense                                                       5,845,437             6,528,119
                                                                      ----------------------------------------------
Income Before Provision for Income Taxes                                            2,187,072             1,301,530
Provision for Income Taxes                                                            821,775               470,250
                                                                      ----------------------------------------------
  Net Income From Continuing Operations                                             1,365,297               831,280
  Income (Loss) on Discontinued Operations, net of tax effect                  $       20,361        $      (7,742)
                                                                      ----------------------------------------------
  Net Income                                                                   $    1,385,658        $      823,538
                                                                      ==============================================

Share Data:
  Earnings Per Share:
    Basic-From Continuing Operations                                           $         0.72        $         0.45
    Basic-After Discontinuance of Subsidiary                                             0.73                  0.44
    Diluted-From Continuing Operations                                                   0.71                  0.44
    Diluted-After Discontinuance of Subsidiary                                           0.72                  0.44

Shares Outstanding                                                                  1,907,018             1,900,352
Weighted Average Basic Shares                                                       1,905,254             1,858,582
Weighted Average Diluted Shares                                                     1,924,681             1,878,161

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESES CONSOLIDATED STATEMENTS

                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months ended June 30, 2000 and June 30, 1999
                                   (UNAUDITED)


                                                                                JUNE 30, 2000           JUNE 30, 1999
                                                                              ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $    1,385,658         $      823,538
Adjustments to reconcile net income to net cash provided
   by operating activities-
  Depreciation and amortization                                                        490,380                548,052
  Provision for loan and lease losses                                                  200,000                800,000
  Write-down of other real estate owned                                                     -                 120,849
  Provision for deferred taxes                                                              -                 753,566
  Gain on sale of premises and equipment                                                 6,790                      -
(Increase) decrease in assets-
  Interest receivable                                                                (439,995)            (1,393,570)
  Other assets                                                                          58,931            (1,192,950)
  Net Assets from Discontinued Operations of Subsidiary                              (275,956)                  7,741
Increase (decrease) in liabilities-
  Interest payable                                                                      44,800              (322,190)
  Fed Funds purchased, other borrowings and other liabilities                        5,126,618              5,373,647
                                                                              ----------------------------------------
    Net cash provided by operating activities                                        6,597,226              5,518,683

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans and leases                                        (8,480,731)           (10,950,952)
Purchase of securities                                                            (15,751,108)           (31,085,349)
Proceeds from maturity of HTM Securities                                             8,506,655              1,490,000
Proceeds from sales/maturity of AFS Securities                                       1,076,301             19,208,537
Proceeds from sales of other real estate owned                                         379,926                101,014
Purchases of premises and equipment                                                  (160,258)              (437,374)
                                                                              ----------------------------------------
    Net cash used for investing activities                                        (14,429,215)           (21,674,124)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) in noninterest bearing deposits                                     (6,702,659)           (11,162,237)
Net increase (decrease) in interest bearing deposits                               (6,801,033)              4,346,275
Cash dividends                                                                      (419,086)               (390,797)
Stock options exercised                                                                 3,184                 554,751
                                                                              ----------------------------------------
     Net cash provided by (used in) financing activities                          (13,919,594)            (6,652,008)

NET INCREASE (DECREASE)                                                           (21,751,583)           (22,807,449)

                                                                              ----------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        37,887,475             42,358,060
                                                                              ----------------------------------------

                                                                              ----------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            16,135,892             19,550,611
                                                                              ========================================

The accompanying notes are an integral part of these consolidated statements

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of Management, the unaudited consolidated financial statements contain all adjustments which are necessary to present fairly the financial position of California Independent Bancorp ("Company") and its subsidiaries at June 30, 2000, December 31, 1999, and June 30, 1999, and the results of its operations for the three and six-month periods ended
         June 30, 2000, and June 30, 1999.

         Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with SEC rules or regulations. The results of operations for the period ended June 30, 2000, are not necessarily indicative of the operating results for the full year ending December 31, 2000. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report for the year ended December 31, 1999.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, Feather River State Bank (the "Bank") and its wholly owned subsidiary, E.P.I. Leasing Company, Inc. ("EPI"). Significant intercompany balances and transactions between the Company and the Bank have been eliminated in consolidation.

NOTE 3 - LOANS TO DIRECTORS

         In the ordinary course of business, the Company makes loans to directors of the Company, which on June 30, 2000 amounted to a total of approximately $3,341,683.

NOTE 4 - COMMITMENTS & CONTINGENT LIABILITIES

         In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

NOTE 5 - CASH AND STOCK DIVIDENDS

         In February, May, August and November of 1999, and March and June of 2000, the Company paid an eleven-cent per share cash dividend.

         On August 17, 1999, the Company's Board of Directors authorized and declared a five-percent stock dividend for shareholders of record as of August 31, 1999. The dividend was distributed on September 17, 1999, and resulted in the issuance of 90,084 additional shares of common stock.

NOTE 6   - EARNINGS PER SHARE

         The Company calculates Earnings Per Share ("EPS") in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting EPS. It replaced the presentation of primary EPS with a presentation of basic EPS. It also required dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and required reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

NOTE 7   - FINANCIAL ACCOUNTING PRONOUNCEMENTS

         On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and displaying of comprehensive income and its components in the financial statements. Comprehensive income refers to revenues, expenses, gains, and losses that generally accepted accounting principles recognize as changes in value to an enterprise but are excluded from net income.

         For the Company, comprehensive income includes net income and changes in the fair value of its available-for-sale investment securities. Total comprehensive income (loss) for the six-months ended June 30, 2000 and June 30, 1999 was ($263,421) and ($63,557), respectively.

         On January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting enterprise segments of a company in the footnotes to the financial statements. The Company has no segments that meet the requirements of a reportable segment according to the guidelines set forth in SFAS 131.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 2000. This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will adopt this statement on January 1, 2001 and does not expect that it will have a material impact on its financial position or results of operations.

         On January 1, 1999, the Company adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities", to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those investments. SFAS 134 did not have an impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

California Independent Bancorp ("Company") through its wholly owned subsidiary, Feather River State Bank (the "Bank") engages in a broad range of financial service activities. The Bank commenced operations in 1977 as a California State commercial chartered bank. The Company was formed in 1994 and, after receiving regulatory and shareholder approval, became the holding company for the Bank in May 1995. In October 1996, the Bank acquired E.P.I. Leasing Co., Inc. ("EPI"), and operates this equipment leasing company as a subsidiary. As a part of the Company and Bank's restructuring efforts, EPI is no longer originating leases. It is anticipated that the business affairs of EPI will be dissolved and wound up during the year 2000.

Certain statements in this Form 10-Q quarterly report include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to the "safe harbor" provisions created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan and lease losses; the loss of key personnel; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. In addition, such risks and uncertainties include mortgage banking activities, merchant card processing, concentration of lending activities and the costs and steps necessary to address the residual effects, if any, of the Year 2000 issues.

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from June 30, 1999 and December 31, 1999 to June 30, 2000. The sections also discuss significant changes and trends in the Company's results of operations for the three and six-months ended June 30, 2000, compared to the same period in 1999.

                  OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS

Total assets at June 30, 2000 were $292,185,635. This figure represents a small decrease from $300,360,462 at December 31, 1999 and $293,337,148 at June 30, 1999.

Gross loans and leases were $169,622,382 at June 30, 2000, a 5.1% increase from $161,320,670 at December 31, 1999, and a 10.7% decrease from $190,016,110 at June 30, 1999. The decrease in total loans and leases over the past twelve-month period was due to the collection of certain problem loans and leases and the Bank's enhanced credit standards. The increase over December's figure reflects the seasonal nature of the Company's loan portfolio. Historically, the Company's total loan balances decrease during the first and fourth quarters of each year as payments are received from its agricultural borrowers. In contrast, during the second and third quarters total loans rise in conjunction with the increased demand for agricultural loans.

Contributing to the decline in total loans and leases at June 30, 2000 in comparison to June 30, 1999 was a reduction in lease financing. The 1999 reduction was primarily the result of the sale of a lease portfolio and the Bank's purchase of fewer leases from its subsidiary, EPI. The 2000 reduction can be attributed to the Company and Bank's restructuring efforts and the discontinuance of EPI's lease origination activities.

The Company's investment portfolio at June 30, 2000 was $91,893,611 compared to December 31, 1999 investments of $86,998,504 and $70,105,121 at June 30, 1999. Cash and cash equivalents which consists of cash and due from banks and federal funds sold, were $16,135,892 at June 30, 2000, $37,887,475 at
December 31, 1999, and $19,550,611 as of June 30, 1999. The higher balance at December 31,1999, is attributed to the Company's investment in overnight Federal Funds.

Total deposits of the Company remain strong at $259,955,426, $273,459,118 and $261,774,584 as of June 30, 2000, December 31, 1999 and June 30, 1999,
respectively. The increase at December 31, 1999, compared to the other two periods, is indicative of normal seasonal fluctuations in deposits.

The total loan-to-deposit ratios were 65.3%, 59.0% and 72.6% at June 30, 2000, December 31, 1999 and June 30, 1999, respectively.

             LOANS AND LEASES

The Company lends primarily to small and medium sized businesses, small to large sized farmers, and consumers within its market area, which is comprised principally of Sutter, Yuba, Colusa, and Yolo counties and secondarily Placer, Sacramento, El Dorado, Butte and Glenn counties. During the second quarter of 2000, there were no significant changes in the Company's loan management, lending philosophy or credit delivery procedures.

Total loans and leases outstanding, as of June 30, 2000, were $169,622,382. This represents an increase of $8,301,712 or 5.1%, since December 31, 1999, and a decrease of $20,393,728 or 10.7%, compared to June 30, 1999.

The Company provides a wide range of loan products to farmers, commercial businesses and retail and industrial businesses throughout its trade area. Due to the composition of the loan portfolio, the Company sustains moderate variations in outstanding loan totals. Specifically, certain seasonal variations are expected to occur in the agricultural and construction loan portfolios. The table below sets forth the composition of the Company's loan portfolio as of June 30, 2000, December 31, 1999 and June 30, 1999.

COMPOSITION OF THE LOAN PORTFOLIO

     ---------------------------------- -------------------- -------------------- ------------------
     Loan Category                            6/30/00             12/31/99             6/30/99
     ---------------------------------- -------------------- -------------------- ------------------
     Commercial & Agricultural                  $52,634,543          $55,111,154        $80,475,016
     Real Estate Construction                    31,001,274           30,513,920         36,500,172
     Other Real Estate                           56,114,571           46,003,764         44,944,208
     Lease Financing                             23,924,767           27,009,815         25,341,259
     Consumer                                     3,713,417            2,523,695          2,697,035
     Other                                        2,233,810              158,322             58,420
     ---------------------------------- -------------------- -------------------- ------------------
     TOTAL                                     $169,622,382         $161,320,670       $190,016,110
     ---------------------------------- -------------------- -------------------- ------------------

The principal changes in the loan portfolio between June 30, 1999 and June 30, 2000 are discussed below:

    1. Commercial and Agricultural loans declined $27,840,473, or 34.6%, from June 30, 1999, to June 30, 2000. The primary decline in loan volume occurred in the Bank's agricultural loan portfolio. Agricultural loans declined $26,758,007 between June 30, 1999 and June 30, 2000. Three factors contributed to this event. First, the Bank closed its Madera Loan Production office during the fourth quarter of 1999. As a result, most of the agricultural loans originated from this office left the Bank. Second, the Bank's enhanced credit standards resulted in lower agricultural loan production during the past twelve months. And third, increased competition in the Bank's market area resulted in some agricultural borrowers leaving the bank.

    2. As of June 30, 2000, 51.4% of the Bank's portfolio was real estate secured. Other Real Estate loans increased by $11,170,367 between June 30, 1999 and June 30, 2000. Loans in this category include those loans secured by residential (single family and multi-family), commercial and agricultural real property. The Company offers a wide variety of loans secured by real estate. The increase is attributable to successful business development efforts and the Company's intensified focus on the core real estate markets in its served geographic area.

    3. Lease financing receivables declined $3,085,048 or 11.4%, between December 31, 1999, and June 30, 2000. The Company's March 2000 announcement that EPI would cease lease origination activities resulted in the discontinuance of leases purchased from EPI by the Bank. Consequently, the Company expects an ongoing, steady reduction in its lease financing receivables.

         LOAN AND LEASE QUALITY

The Company places loans on non-accrual status when either principal or interest has been past due for 90 days or more. Exceptions to this policy can be made if the loan is well secured and in the process of collection. The Company also places loans on non-accrual when payment in full of principal or interest is not expected or the financial condition of the borrower has significantly deteriorated.

The following table summarizes the composition of non-performing loans and leases which consists of "Accruing loans and leases past due 90 days or more" and "Nonaccrual loans and leases" as of June 30, 2000, December 31, 1999 and June 30, 1999 ($ in 000's) as well as the changes between the periods.


COMPOSITION OF NON-PERFORMING

----------------------------  -----------------------------------------------------------------
ACCRUING LOANS PAST DUE          $ AMT.       CHANGE        $ AMT.       CHANGE      $ AMT.
90 DAYS OR MORE                  6/30/00    FROM 6/99     12/31/99     FROM 6/99    6/30/99

                              -----------------------------------------------------------------
COMMERCIAL                             0          N/A            0           N/A          0
AGRICULTURAL                         374          N/A            0           N/A          0
REAL ESTATE                          638          N/A            0           N/A          0
LEASES                                 0          N/A            0           N/A          0
CONSUMER                               0          N/A            0           N/A          0
        TOTAL                      1,012          N/A            0           N/A          0

NONACCRUAL LOANS
COMMERCIAL                         1,890      125.00%          868         3.33%        840
AGRICULTURAL                       4,689      191.06%        3,851       139.04%      1,611
REAL ESTATE                        1,089      -40.46%        1,237       -32.37%      1,829
LEASES                                31      -77.21%           51       -62.50%        136
CONSUMER                               7        0.00%            0         0.00%        -0-
        TOTAL                      7,706       74.50%        6,007        36.03%      4,416

----------------------------  -----------------------------------------------------------------
TOTAL NONPERFORMING                8,718       97.42%        6,007        36.03%      4,416
----------------------------  -----------------------------------------------------------------

Total nonperforming loans and leases at June 30, 2000 were $8,718,000, an increase of $2,711,000, or 45.1%, from December 31, 1999. In comparison to June 30, 1999, non-performing loans and leases at June 30, 2000 have increased $4,302,000, or 97.4%. Total nonperforming loans and leases comprised 2.3% of the portfolio on June 30, 1999, which increased to 3.7% of the portfolio on December 31, 1999. Nonperforming loans and leases at June 30, 2000, are 5.1% of total loans and leases. While comparisons to the prior year and December 31, 1999 figures show significant increases, since March

31, 2000 the Company's total nonperforming loans and leases have decreased by $976,000. As of March 31, 2000 total nonperforming loans were $9,694,000, or 6.3% of gross loans and leases.

The Company had no loans and leases in the "Accruing Loans past due 90 days or more" category as of June 30, 1999 and December 31, 1999. The increased level at June 30, 2000 of $1,012,000 in this category reflects the addition of four agriculture and agricultural related loans; all of which currently have adequate security and are in the process of collection.

Nonaccrual loans and leases were $7,706,000 at June 30, 2000, an increase of $1,699,000, or 28.3%, and $3,290,000, or 74.5%, in comparison to December 31,
t1999 and June 30, 1999, respectively. These increases were centered in the Bank's agriculture portfolio and the agriculture related portion of its commercial portfolio. The increases are primarily the result of the impact of adverse weather conditions on crop production and lower commodity pricing due to rising crop supply.

The Company's nonaccrual loan and leases are concentrated in three credit relationships that comprise 81.0% of the total nonaccrual loans at June 30, 2000. All three are large agricultural credit relationships. The largest relationship comprises 36.0% of the total nonaccrual. This borrower sustained financial difficulty stemming from a combination of adverse weather, labor issues and uncollectable receivables. The Company is adequately collateralized and no loss is currently expected. The second largest relationship represents 28.0% of the total. The debtor is currently in bankruptcy, which has slowed progress toward ultimate loan resolution. The debt has been restructured and the loan has been charged down to an appropriate level. The borrower has been performing according to the restructure to date and additional loss is not currently expected. The third largest relationship represents 17.0% of the nonaccrual loans. The borrower is currently negotiating takeout funding and the Bank has recently entered into a written workout agreement with the borrower. The loan position is adequately secured by real property and full collection is currently expected. The remaining 19.0% of the nonperforming loans are distributed among the commercial, agricultural, real estate and lease portfolios. The nonaccrual real estate and lease categories sustained decreases for the same period.

An additional factor that has impacted the level of nonperforming loans and leases is the Company's objective to substantially reduce the level of all classified loans and leases during the year 2000. The Bank established a Special Asset Department in November 1999 that focused on prompt resolution to identify classified loans and leases. Workout plans are in place for each classified loan and lease and adjustments are taken immediately if full recovery is not expected. These intensified collection actions have contributed to the increased levels of nonperforming loans and leases. The actions are intended to accelerate collection and include the following: 1) loan restructuring, 2) potential takeout funding, 3) foreclosure action and,
4) formalizing the workout agreement with the borrower before renewal of the existing loan position is allowed. This aggressive collection approach tends to temporarily increase the accrual over 90 days past due levels.

The Company's practice with regard to all non-performing loans and leases is to re-assess the value of the collateral underlying the loan and, if necessary, write the loan or lease down to the level supported by the collateral valuation. Additionally, workout plans are in place for each nonperforming loan and lease and, at this time, current analysis does not indicate any further loss content.

All of the nonperforming loans and leases listed in the previous table are in the process of collection or resolution. In terms of specific resolution plans, 40% of the loans (approximately $3.5 million) are in the process of collateral liquidation, 39% (approximately $3.4 million) have been restructured and, 20% (approximately $1.8 million) are currently in a workout arrangement. Management projects additional progress toward the resolution of these troubled loans and leases during the third quarter of 2000. However, due to particular factors surrounding specific nonperforming loans and leases, Management projects that some of these credits will require additional time to resolve.

The Company's Allowance for Loan and Lease Loss ("ALLL") totaled $6,791,504, or 4.0% of gross loans and leases, as of June 30, 2000. This amount compares to $6,770,523 or 4.2% of gross loans and leases as of December 31, 1999. The Company uses the allowance method in providing for possible loan and lease losses. Loan and lease losses are charged against the ALLL and recoveries are credited to it. Management believes that the total ALLL is adequate to cover potential losses in the loan and lease portfolios. While Management uses all available information to provide for loan and lease losses, future additions to ALLL may be necessary based on changes in economic conditions and other factors.

Additions to the ALLL are made by provisions for possible losses. The provision for possible loan and lease losses is charged to operating expense and is based upon past loss experience and estimates of potential losses which, in Management's judgment and in accordance of Generally Acceptable Accounting Principles, deserves current recognition. Other factors considered by Management include growth, composition and overall quality of the loan and lease portfolio, review of specific problem loans and leases, and current economic conditions that may affect the customer's ability to repay the obligation. Actual losses may vary from current estimates. The estimates are reviewed regularly and adjustments, as necessary, are charged to operations in the period in which they become known.

Contributions to the ALLL totaled $200,000 and $800,000 for the six-month periods ending June 30, 2000 and June 30, 1999, respectively, and $50,000 and $250,000 for the three-month periods ending June 30, 2000 and June 30, 1999, respectively. Total Contributions to the ALLL for year ending December 31, 1999 equaled $1,000,000. Loan and lease charge-offs for the six months ended June 30, 2000 totaled $541,527 as compared to $711,894 for the six months ended June 30, 1999. Loan recoveries were $362,508 for the six-months ended June 30, 2000 compared to $550,846 for the six-months ended June 30, 1999. The Company has no foreign loans and therefore none of the allowance is for foreign loans.

             INVESTMENTS

The Company's investment portfolio was $91,893,611 at June 30, 2000, as compared to $70,105,121 at June 30, 1999. The increase in 2000 over 1999 is consistent with the year-over-year decrease in the Company's loan portfolio, a relatively stable deposit base, and the Company's objective to most effectively utilize its excess seasonal funds flow.

As of June 30, 2000, the Company's "available-for-sale" category market valuation allowance reflected a net unrealized loss of $1,649,079 net of taxes. The approximate market value of the Company's entire investment portfolio at June 30, 2000 was $91,801,176. As of June 30, 1999, the Company's "available-for-sale" category adjustment reflected a net unrealized loss of $887,095 net of taxes, and the approximate market value of the Company's entire investment portfolio was $70,075,738. The $761,984 increase between the two periods, in the net unrealized loss on the Company's available for sale securities, is primarily the result of increasing interest rates, and to a lesser extent, volatility in the bond markets.

                              RESULTS OF OPERATIONS

                    Three and Six-Months Ended June 30, 2000
                                  Compared with
                    Three and Six-Months Ended June 30, 1999

The Company recognized net income for the first half of 2000 of $1,385,658 resulting in diluted earnings per share of $0.72. Net income for the three-month period ending June 30, 2000, was $705,576 resulting in diluted earnings of $0.37 per share. The net income for the three and six-month periods ending June 30, 2000 was substantially higher than the comparable 1999 periods. The Company reported net income of $335,277 or $0.18 per share on a diluted basis for the three-month period of 1999 and $823,538 or $0.44 per share on a diluted basis for the six-month period of 1999, respectively. The increase in 2000 net income over the same period for 1999 was due to several factors as discussed in this section.

One of the primary factors contributing to the increase in net income was a 75.0% decline in the provision for loan and lease losses for the two comparative six-month periods ended June 30th. The provision for loan and lease loss declined 80.0% between the two comparative three-month periods. These declines were primarily due to decreased charge-offs and higher than anticipated recoveries on previously charged-off loans and leases, both of which mitigated the need to further build reserves via provisions through charges to income.

Additionally, total noninterest expense declined $682,682 or 10.5%, from the six-month period ending June 30, 2000 over June 30, 1999. Noninterest expense declined $518,731 or 15.0%, for the three-month period ending June 30, 2000 over June 30, 1999. These declines are discussed in more detail later in this section.

Net interest income declined for the six-month period ending June 30, 2000 to $6,997,527 from $7,472,257 for the same six-month period in 1999, a decrease of $474,730 or 6.4%. Net interest income also declined for the three-month period ending June 30, 2000 to $3,556,134 or 3.7% from the June 30, 1999 amount of $3,693,929. These decreases were primarily the effect of a variety of factors affecting interest income and interest expense as described later in this section.

The Company's primary source of income is interest and fees on loans and leases. The table below depicts average loans and leases and yields for the three and six-month periods ending June 30, 2000 and 1999.

--------------------------------------------------------------------------------------------------------------------
                                 Three months         Three months           Six months            Six months
                                    Ended                 Ended                 Ended                 Ended
                                June 30, 2000         June 30, 1999         June 30, 2000         June 30, 1999
                             ---------------------------------------------------------------------------------------

Average loans and leases
outstanding                        $  161,216,298       $   182,152,901        $  158,562,121       $   179,073,787

Average yields                             10.23%                10.24%                10.08%                10.46%

Interest &  fees earned             $   4,122,255        $    4,664,057         $   7,991,746        $    9,369,507

Average prime rate                          9.25%                 7.75%                 8.97%                 7.75%
--------------------------------------------------------------------------------------------------------------------


The three and six-month average outstanding loans and leases at June 30, 2000, were down $20,936,603 or 11.5%, and $20,511,666 or 11.5%, respectively, from the same three and six-month
periods in 1999. This decline has adversely impacted the fees and interest earned on loans and leases. The decline in average outstanding loans and leases is reflective of the increasing interest rate environment, tightening of the Bank's underwriting standards, and increasing competitive pressures. Narrower margins are in part the result of obtaining business under a more stringent credit underwriting process. This has a direct trade off in risk that is not reflective in the yield calculation. Both volume and rate are further impacted as a result of competitive pressure to acquire and retain quality customers for the Company.

As an offset to the decline in interest income and fees on loans and leases, the Company experienced an increase in its investment income of $533,248, or 51.7%, for the three-month periods and $1,017,614 or 52.1%, for the six-month periods ending June 30, 2000 over June 30, 1999, respectively. These increases are primarily the result of a rise in total investments outstanding between the two periods reported.

The Company has experienced an increase in total interest expense on deposits of 11.6% or $232,038, for the three-month period and 10.2% or $416,003, for the six-month period ending June 30, 2000 over 1999. This is primarily attributed to of rising interest rates and a change in the mix of deposits. Average rates paid on deposits increased from 3.1% at June 30, 1999 to 3.3% at June 30, 2000. Interest-bearing deposits consisted of 79.3% of total deposits at June 30, 2000 as compared to 79.1% at June 30, 1999.

Rates and amounts paid on average deposits, including noninterest-bearing deposits for the three and six-month periods ended June 30, 2000, compared to the same periods in 1999, are set forth in the following table:


-----------------------------------------------------------------------------------------------------------------
                                           Three months      Three months       Six months        Six months
                                               Ended             Ended             Ended             Ended
                                           June 30, 2000     June 30, 1999     June 30, 2000     June 30, 1999
-----------------------------------------------------------------------------------------------------------------

Average deposits outstanding                  $263,749,727      $259,022,565      $268,147,463      $261,992,482

Average rates paid                                   3.40%             3.10%             3.34%             3.10%

Amount of interest paid or accrued             $ 2,240,649       $ 2,008,611       $ 4,476,135       $ 4,060,132
-----------------------------------------------------------------------------------------------------------------

The Company experienced a slight decrease in total noninterest income of $2,250 or 0.4% for the three-month period ending June 30, 2000 over the same period in 1999. Total noninterest income increased $77,590 or 6.7% for the six-month period ended June 30, 2000 compared to the same 1999 period. Total noninterest income consists primarily of service charges on deposit accounts, servicing and brokered loan fees and other noninterest income.

Service charge income on deposit accounts, one of the primary components in noninterest income, showed an increase between the six-month periods of 2000 over 1999. Income derived from service charges on deposit accounts was $503,064 and $459,126 for the six-month periods ending June 30, 2000, and 1999.

Income from servicing and brokered loan fees for the three-months ended June 30, 2000, declined by $104,426, or 69.6%, in comparison to the first three-months of 1999. The income for these fees declined by $155,522, or 37.0%, during the six-month period ended June 30, 2000 over June 30, 1999. The decrease in servicing and brokered loan fee income between the two periods can in part be traced to the Company's decision, during the first half of 1999, to hold selected real estate loans in its portfolio instead of selling those loans into secondary markets. The intent of this strategy was to diversify the Company's loan portfolio and benefit from the long-term, higher yielding interest income stream created by the real estate loans, instead of the one-time brokerage fee earned from the loans' sale. Additionally, income generated from brokered loan fees has been adversely impacted by a general slowing in the home refinance market which has accompanied the increase in general market interest rates and, to a lesser extent, staff reductions implemented at the Company's real estate loan production offices as a result of the slowing market.

All other noninterest income increased 73.5% for the three-month period from $141,820 at June 30, 1999 to $246,051 at June 30, 2000. For the six-month period ending June 30, 2000, all other noninterest income increased by 68.1% to $467,044 over $277,870 at June 30, 1999. The primary source of this rise was increased non-insured deposit product income and earnings on life insurance policies.

The Company experienced a decrease of $518,73 or 15.0%, and $682,682 or 10.5%, in total noninterest expense during the three and six-month periods ending June 30, 2000, over the same periods in 1999. Total noninterest expense stood at $2,937,542 and $3,456,273 for the three-month periods and $5,845,437 and $6,528,119 for the six-month periods ending June 30, 2000, and 1999, respectively. Noninterest expenses consist of, salaries and employee benefits, occupancy and furniture and equipment expense, legal and professional fees, and other miscellaneous noninterest expenses.

Salaries and employee benefits decreased slightly during the six-month period of 2000 over 1999. This reduction was primarily due to efficiencies gained from continued centralization of services, which were partially offset by annual salary increases and other personnel activity.

Occupancy and furniture and equipment expenses decreased by 13.3% for both the three and six-month periods and stood jointly at $925,060 and $1,066,974 at June 30, 2000 and 1999, respectively. This decrease is in large part due to the closures, during the later part of 1999, of the Bank's loan production offices in Madera and Chico, California. Additionally, during 1999, the Company had nonrecurring expenses associated with Year 2000 equipment upgrades.

Legal and professional fees declined 24.7% to $157,258 at June 30, 2000 from $208,773 at June 30, 1999. This decrease is associated with continued progress towards the resolution of problem loans and leases, and resulted in the reduction of legal fees associated with the collection of such loans and leases.

Other noninterest miscellaneous expenses decreased by $480,030 or 38.9%, for the three-month period and $460,878 or 22.3%, for the six-month period ending June 30, 2000 over June 30, 1999. These decreases are primarily associated with expenses recognized during the first half of 1999, of $221,060 incurred under the Company's 1989 Stock Option Plan. Additionally, other operating efficiencies were recognized which attributed to the decline in miscellaneous noninterest expense during the three and six-month periods ending June 30, 2000 over the same periods in 1999.

Applicable income taxes for the three and six-month periods ended June 30, 2000, were $452,350 and $821,775, respectively. This is compared to $191,400 and $470,250 at the three and six-month periods, respectively, ended June 30, 1999. The increase in 2000 over 1999 reflects of the increase in pre-tax income between the two periods. The Company's effective tax rate was 38.2% and 37.6% for the three and six-month periods in 2000 and 35.8% and 36.1% for the three and six-month periods, respectively, in 1999.

             LIQUIDITY

Historically, during the first two quarters of each year the Bank experiences excess liquidity. The Bank's seasonal agricultural loan demand, which occurs each year during the second and third quarters, tends to absorb excess liquidity and frequently results in a net borrowed position during that timeframe. The Bank's short-term liquid assets consist of cash and due from banks, federal funds sold and investment securities with maturities of one year or less (exclusive of pledged securities). Irrespective of maturity,

U.S. Government and Agency securities qualify as collateral for borrowings at the Federal Home Loan Bank and with broker-dealers.

In order to fund its liquidity needs, the Bank has formal and informal borrowing arrangements with the Federal Reserve Bank to meet unforeseen deposit outflows or seasonal loan funding demands. The Bank also entered an agreement to borrow funds from the Federal Home Loan Bank of San Francisco. Additionally, the Bank has an agreement with Lehman Brothers for a standby short-term loan secured by U.S. Government and Agency Obligations contained in the Bank's investment portfolio. As of June 30, 2000, December 31, 1999 and June 30 1999, the Bank had $5,373,000, $0 and $5,110,000 outstanding on these lines, respectively.

The Bank monitors its credit facility availability and unencumbered qualifying collateral in conjunction with its asset/liability management process. Policy limits are established and monitored for maximum borrowings and minimum contingency liquidity levels.

Management believes the Company maintains adequate amounts of liquidity to meet its needs.

             MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The on-going monitoring and management of the risk is an important component of the Company's asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to Management. In this capacity, Management develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

             INTEREST RATE RISK

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company's financial instruments also change thereby impacting net interest income ("NII"), the primary component of the Bank's earnings. Management utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. The Company believes, individually and in the aggregate, the many assumptions incorporated in the simulation model are reasonable. However, the complexity of the simulation modeling process is only expected to produce reasonable estimates, not an absolutely precise calculation of exposure.

This sensitivity analysis is compared to the Company's policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point ("bp") upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed.

The Bank's assessment of interest rate risk reflects an exposure of NII to a sustained falling interest rate environment. The Bank has been operating within the Board approved policy limit of 10.0%.

Additionally, Management monitors NII sensitivity over a two-year horizon and tutilizes additional tools to monitor potential longer-term interest rate risk.

The composition of the Company's statement of condition is planned and monitored by Management of the Bank. The results of the interest rate sensitivity analysis are utilized by Management to develop and initiate strategies for managing interest rate risk.

         CAPITAL RESOURCES

The Company and the Bank are subject to requirements of the Federal Reserve Board and Federal Deposit Insurance Corporation ("FDIC"), respectively, governing capital adequacy. These guidelines are intended to reflect the degree of risk associated with both on and off balance sheet items. Financial institutions are expected to comply with a minimum ratio of qualifying total capital to risk-weighted assets of 8%, at least half of which must be in Tier 1 Capital.

Federal regulatory agencies have also adopted a minimum leverage ratio of 4%, which is intended to supplement the risk-based capital requirements and to ensure that all financial institutions continue to maintain a minimum level of core capital.

Total shareholders' equity on June 30, 2000, increased by $69,581 to $23,304,428 over December 31, 1999, total shareholders' equity of $23,234,847. During the six-month period from January 1, 2000 through June 30, 2000, shareholders' equity was increased by net income of $1,385,658 and stock options exercised of $3,184. These increases were offset by the Bank's guaranty of its Employee Stock Ownership Plan debt of $200,000, the payment of cash dividends of $419,086, and an increase in the net unrealized loss related to the Company's available-for-sale securities of $700,175, net of taxes.

As can be seen by the following tables, the Company and Bank exceeded all regulatory capital ratios on June 30, 2000, and December 31, 1999.

RISK BASED CAPITAL RATIO
AS OF JUNE 30, 2000


---------------------------------------------------------------------------------- -------------------------------
                                                         COMPANY                               BANK
                                          ---------------------------------------- -------------------------------
(Dollars in thousands)                                  Amount           Ratio           Amount           Ratio
---------------------------------------------------------------------------------- -------------------------------

Tier 1 Risk-Based Capital                                 $24,954         11.43%          $24,811          11.44%
Tier 1 Capital Minimum Requirement                          8,732          4.00%            8,676           4.00%
                                          ---------------------------------------- -------------------------------
Excess                                                    $16,222          7.43%          $16,135           7.44%
                                          ======================================== ===============================

Total Risk-Based Capital                                   27,733         12.70%           27,573          12.71%
Total Capital Minimum Requirement                          17,465          8.00%           17,353           8.00%
                                          ---------------------------------------- -------------------------------
Excess                                                    $10,268          4.70%          $10,220           4.71%
                                          ---------------------------------------- -------------------------------
Net Risk-Weighted Assets                                 $218,308                        $216,910
                                          ======================================== ===============================

LEVERAGE CAPITAL RATIO

Tier 1 Capital to total assets                            $24,954          8.56%          $24,811           8.51%
Minimum leverage requirement                               11,665          4.00%           11,660           4.00%
                                          ---------------------------------------- -------------------------------
Excess                                                    $13,289          4.56%          $13,151           4.51%
                                          ======================================== ===============================
Average total assets                                     $291,620                        $291,506
                                          ========================                 ==============

---------------------------------------------------------------------------------- -------------------------------

RISK BASED CAPITAL RATIO
AS OF DECEMBER 31, 1999

--------------------------------------------------------------------------------- --------------------------------
                                                              COMPANY                            BANK
                                                 -------------------------------- --------------------------------
(Dollars in thousands)                                 Amount           Ratio           Amount           Ratio
--------------------------------------------------------------------------------- --------------------------------

Tier 1 Risk-Based Capital                                 $24,184         10.56%          $24,058          10.51%
Tier 1 Capital Minimum Requirement                          9,158          4.00%            8,676           4.00%
                                                 -------------------------------- --------------------------------
Excess                                                    $15,026          6.56%          $15,382           6.51%
                                                 ================================ ================================

Total Risk-Based Capital                                   27,046         11.81%           26,918          11.76%
Total Capital Minimum Requirement                          18,316          8.00%           18,306           8.00%
                                                 -------------------------------- --------------------------------
Excess                                                    $ 8,730          3.81%          $ 8,612           3.76%
                                                 -------------------------------- --------------------------------
Net Risk-Weighted Assets                                 $228,955                        $228,828
                                                 ================================ ================================

LEVERAGE CAPITAL RATIO

Tier 1 Capital to Quarterly
Tier 1 Capital to total assets                            $24,184          7.97%          $24,058           7.94%
Minimum leverage requirement                               12,134          4.00%           11,660           4.00%
                                                 ------------------------------- ---------------------------------
Excess                                                    $12,050          3.97%          $12,398           3.94%
                                                 =============================== =================================
Average total assets                                     $303,345                        $303,133
                                                 =================               =================
------------------------------------------------------------------------------------------------------------------

         SUPERVISION AND REGULATION


As a result of the Company's and Bank's 1999 financial performance, the final results of the FDIC and California Department of Financial Institutions' ("DFI") most recent examination of the Bank, and continued concerns regarding the quality of the Bank's loan portfolio, the Bank's Board of Directors passed a resolution to address the concerns. The resolution requires the Bank to: (1) maintain management acceptable to the FDIC and DFI, (2) to seek approval of the agencies prior to appointing any individual as a director or senior officer, (3) continue with the diligent implementation of a previously adopted plan to reduce the level of non-performing and problem loans and leases, (4) maintain an adequate reserve for loan and lease losses, and (5) seek prior approval of the FDIC and DFI before the payment of any cash dividends. Additionally, the Board passed a resolution in 1998 requiring the Bank to maintain a minimum Tier 1 Leverage ratio of 7% which remains in effect.

Furthermore, the FDIC has notified the Bank that it has determined that the condition of the Bank is such that prior approval of the regulatory agency is necessary before adding or replacing any member of the boards of directors, employing any person as a senior executive officer, or changing the responsibilities of any senior executive officer so that the individual would be assuming a different senior executive officer position. Finally, due to the Bank's condition, the FDIC is also restricting the Company's and the Bank's ability to enter into any contracts to pay or make any golden parachute and indemnification payments to institution-affiliated parties.

SENIOR MANAGEMENT CHANGE

Effective June 15, 2000, Senior Vice President and Chief Financial Officer Annette Bertolini elected to take early retirement and resigned from her executive officer positions with the Bank and Company. The Company and Bank's boards of directors ("Boards") have worked closely with Ms. Bertolini to assure a smooth transition, and Ms. Bertolini has agreed to continue her association with the Bank as a long-term consultant.

To further strengthen senior management of the Bank and Company, the Boards have announced that Robert J. Lampert has accepted the positions of executive vice president and chief operating officer of the Company and Bank. In these positions, Mr. Lampert will also serve as the Company and Bank's chief financial officer. He has accepted this assignment after serving as the president and chief executive officer of EPI since November of 1999. Prior to joining EPI, Mr. Lampert was Executive Vice President Strategic Operations of the Commercial Lending Division of The Money Store, and holds the credentials of a certified public accountant. The Company and the Bank have received the necessary approvals to appoint Mr. Lampert to these executive officer positions.

         DIVIDENDS

Federal and State banking and corporate laws could limit the Bank's ability to pay dividends to the Company. The Federal Reserve Board has issued a policy statement that a bank holding company should not declare or pay a cash dividend to its shareholders if the dividend would place undue pressure on the capital of its subsidiary banks or if the dividend could be funded only through additional borrowings or other arrangements that may adversely affect the financial position of the holding company. In addition, a bank holding company may not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend, and its prospective rate of earnings retention is sufficient to fully fund each dividend and appears consistent with its capital needs, asset quality and overall financial condition. As a result of the Bank's disappointing 1999 financial performance and continued concerns regarding the quality of the Bank's loan portfolio, the Bank's Board of Directors has passed a resolution which requires the Bank to seek the prior approval of the FDIC and DFI for the payment of any cash dividends.

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

         YEAR 2000 COMPLIANCE

The "Year 2000 issue" has generally been described as the inability of computer systems, software, and other equipment utilizing microprocessors to distinguish the year 1900 from the year 2000. The Year 2000 issues posed significant risks for all businesses, households, and governments and could have resulted in system failures and miscalculations causing disruptions in normal business and governmental operations if actions were not taken to fix the problem before the year 2000 arrived.

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

There were no expenses associated with the Year 2000 compliance efforts during the first half of 2000.

         NEW ACCOUNTING PRONOUNCEMENTS

             SFAS NO. 130 -"REPORTING COMPREHENSIVE INCOME"

For financial statements issued after December 31, 1997, the FASB mandates compliance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income refers to revenues, expenses, gains, and losses that generally accepted accounting principles recognize as changes in value to an enterprise but are excluded from net income. The Company has adopted SFAS No. 130, and does not expect the statement to have a material impact on its financial statements.

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

         END TO POOLING-OF-INTERESTS ACCOUNTING FOR BUSINESS COMBINATIONS

In April 1999, FASB announced its tentative decision to no longer deem the pooling-of-interests method of accounting as an acceptable method to account for business combinations between independent parties. The FASB expects a final standard will be issued and become effective during 2001. A portion of the Company's business strategy is to pursue appropriate acquisition opportunities so as to expand its market presence. A change in the accounting for business combinations could have a negative impact on the Company's ability to realize those business strategies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In Management's opinion, the Company's market risk and interest rate risk profiles are within reasonable tolerances at this time. (See Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations, sections discussing "Liquidity", "Market Risk" and "Interest Rate Risk" at pages 16-18). No significant changes to the market risk or interest rate risk of the Company have occurred since December 31, 1999.

                           PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None reported

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         No changes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         California Independent Bancorp's Annual Meeting of Shareholders was held on May 17, 2000, in Yuba City, California. The following resolutions were distributed to stockholders and adopted:

         To elect the following 11 (eleven) nominees to serve as directors until the next Annual Meeting and until their successors are elected and have been qualified:
                                             For         Against     Abstain
             John L. Dowdell              1,441,223         0        143,191
             Harold M. Eastridge          1,348,211         0        236,203
             William H. Gilbert           1,388,046         0        196,368
             Larry D. Hartwig             1,442,061         0        142,353
             John L. Jelavich             1,440,692         0        143,722
             Donald L. Livingstone        1,441,630         0        142,784
             Alfred G. Montna             1,441,612         0        142,802
             David A. Offutt              1,439,362         0        145,052
             William K. Retzer            1,289,325         0        295,089
             Ross D. Scott                1,440,529         0        143,885
             Michael C. Wheeler           1,392,408         0        192,006

         To ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants.

             Vote                           For                     1,557,493
                                            Against                     1,817
                                            Abstained                  25,104

         To adopt the California Independent Bancorp 2000 Stock Option Plan.

             Vote                           For                       988,655
                                            Against                   249,648
                                            Abstained                  73,269
                                            Broker Non-Votes          272,842

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

         3.1 Secretary's Compiled, Amended and Restated Articles of Incorporation for California Independent Bancorp as of April 26, 1999. Filed as Exhibit 3.1 to the Company's Quarterly Report filed on Form 10Q for the period ended March 31, 1999.*

         3.2 Secretary's Compiled, Amended and Restated Bylaws of California Independent Bancorp as of September 30, 1999. Filed as Exhibit 3.2 to the Company's Quarterly Report filed on Form 10Q for the period ended September 30, 1999.*

         10.21 Promissory Note, Loan Agreement and Annual Contribution Agreement dated May 11, 2000, by and between Feather River State Bank Employee Stock Ownership Plan and Trust and United ComServe.

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

                                California Independent Bancorp


Date: August 8, 2000            /s/ Larry D. Hartwig
      ---------------           --------------------
                                Larry D. Hartwig
                                President/Chief Executive Officer

Date: August 8, 2000            /s/ Robert J. Lampert
      ---------------           ---------------------
                                Robert J. Lampert
                                Executive Vice President/Chief Operating Officer
                                (Principal Financial and Accounting Officer)