Form 10-Q
period 2000-09-30
CALIFORNIA INDEPENDENT BANCORP
filed 2000-11-13
CIK 948976

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to  __________________

Commission File Number 0-265520

                         California Independent Bancorp
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            California                                    68-0349947
   -------------------------------                   -------------------
   (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                   Identification No.)

              1227 Bridge St., Suite C, Yuba City, California 95991
              -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (530) 674-6025
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X|      No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
      Class                                       September 30, 2000
      -----                                       ------------------

      Common stock, no par value                  2,008,395 shares

This report contains 99 pages. The Exhibit Index is on pages 24 and 25.

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

                          PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         September 30,     December 31,    September 30,
                                                                              2000             1999            1999
Assets
Cash and Due From Banks                                                  $  13,392,673    $  15,887,475    $  21,438,797
Federal Funds Sold                                                           1,100,000       22,000,000               --
                                                                         -----------------------------------------------
  Cash and Cash Equivalents                                                 14,492,673       37,887,475       21,438,797
Investment securities:
  Held-to-Maturity Securities, at amortized cost (fair value of
     $5,346,321, $16,098,247 and $9,398,162, respectively)                   5,381,349       16,178,653        9,434,194
  Available-for-Sale Securities, at fair value                              85,438,796       70,819,851       59,727,193
                                                                         -----------------------------------------------
    Total Investments                                                       90,820,145       86,998,504       69,161,387

Loans and Leases                                                           161,732,799      116,032,691      141,315,269
Loans and Leases Held-for-Sale                                              20,653,705       45,287,979       45,813,845
                                                                         -----------------------------------------------
  Gross Loans and Leases
                                                                           182,386,504      161,320,670      187,129,114
  Less: Allowance for Loan and Lease Losses                                 (6,147,648)      (6,770,523)      (6,633,727)
                                                                         -----------------------------------------------
  Net Loans and Leases                                                     176,238,856      154,550,147      180,495,387

Premises and Equipment, Net                                                  7,032,861        7,342,659        7,470,704
Interest Receivable                                                          3,399,975        3,282,957        3,341,518
Other Real Estate Owned                                                        657,507        1,299,637        1,444,257
Cash Surrender Value of Insurance Policies                                   4,812,963        4,648,123        4,594,120
Deferred Taxes                                                               2,558,374        3,650,310        3,686,412
Income Tax Receivable                                                          950,697          324,738           66,800
Other Assets                                                                 1,759,372          375,912          978,347
Net Assets From Discontinued Operations                                        165,854               --          405,886
                                                                         -----------------------------------------------
  Total Assets                                                           $ 302,889,277    $ 300,360,462    $ 293,083,615
                                                                         ===============================================
Liabilities and Shareholders' Equity
Deposits:
  Noninterest-Bearing                                                    $  54,084,065    $  60,483,798    $  47,296,883
  Interest-Bearing                                                         206,416,537      212,975,320      212,464,835
                                                                         -----------------------------------------------
  Total Deposits                                                           260,500,602      273,459,118      259,761,718

Interest Payable                                                             1,732,522        1,533,539        1,390,681
Federal Agency and Other Borrowings                                         15,287,417          941,676        6,825,317
Other Liabilities                                                              799,110        1,079,148        1,304,232
Net Liabilities From Discontinued Operations                                        --          112,134               --
                                                                         -----------------------------------------------
 Total Liabilities                                                         278,319,651      277,125,615      269,281,948
Shareholders' Equity
Common stock, no par value- Authorized - 20,000,000. Shares issued and outstanding-2,008,395 shares September 30, 2000, 1,904,618 shares
  December 31, 1999 and 1,901,449 shares September 30, 1999                 19,899,306       17,950,525       17,875,958
Retained Earnings                                                            5,952,379        6,233,226        6,958,738
Debt Guarantee of ESOP                                                        (200,000)              --          (40,000)
Accumulated Other Comprehensive Loss                                        (1,082,059)        (948,904)        (993,029)
                                                                         -----------------------------------------------
    Total Shareholders' Equity                                              24,569,626       23,234,847       23,801,667
                                                                         -----------------------------------------------
    Total Liabilities and Shareholders' Equity                           $ 302,889,277    $ 300,360,462    $ 293,083,615
                                                                         ===============================================

The accompanying notes are an integral part of these consolidated statements

                 CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                   Three-months           Three-months
                                                                       ended                 ended
                                                                 September 30, 2000    September 30, 1999
                                                                 ----------------------------------------
Interest Income:
  Interest and Fees on Loans and Leases                              $ 4,535,206           $ 4,801,369
  Interest on Investments-
    Taxable Interest Income                                            1,480,342               976,639
    Nontaxable Interest Income                                            28,587                39,319
  Interest on Federal Funds Sold and Other Interest Income                   658                    --
                                                                     ---------------------------------
    Total Interest Income                                              6,044,793             5,817,327
                                                                     ---------------------------------
Interest Expense:
  Interest on Deposits                                                 2,258,170             2,105,734
  Interest on Other Borrowings                                           262,288               138,570
                                                                     ---------------------------------
    Total Interest Expense                                             2,520,458             2,244,304
                                                                     ---------------------------------
    Net Interest Income                                                3,524,335             3,573,023
Provision for Loan and Lease Losses                                           --                50,000
                                                                     ---------------------------------
  Net Interest Income After Provision for Loan and Lease Losses        3,524,335             3,523,023
                                                                     ---------------------------------
Noninterest Income:
  Service Charges on Deposit Accounts                                    253,088               251,198
  Servicing and Brokered Loan Fees                                       281,543               256,613
  Alternative Investment Fee Income                                       54,278                76,578
  Cash Surrender Value of Life Insurance Policies                         65,641                38,100
  Other                                                                   70,943               139,605
                                                                     ---------------------------------
    Total Noninterest Income                                             725,493               762,094
                                                                     ---------------------------------
Noninterest Expense:
  Salaries and Employee Benefits                                       1,675,141             1,620,159
  Occupancy Expense                                                      179,196               189,103
  Furniture and Equipment Expense                                        289,998               326,714
  Legal and Professional Fees                                             34,921                81,993
  Other                                                                  755,582             1,243,600
                                                                     ---------------------------------
    Total Noninterest Expense                                          2,934,838             3,461,569
                                                                     ---------------------------------
Income Before Provision for Income Taxes                               1,314,990               823,548
Provision for Income Taxes                                               496,550               256,750
                                                                     ---------------------------------
  Net Income From Continuing Operations                                  818,440               566,798
  Loss on Discontinued Operations, net of tax effect                     (16,491)             (175,047)
                                                                     ---------------------------------
  Net Income                                                         $   801,949           $   391,751
                                                                     =================================
Share Data:
  Earnings Per Share:
    Basic-From Continuing Operations                                 $      0.43           $      0.31
    Basic-After Discontinuance of Subsidiary                                0.42                  0.21
    Diluted-From Continuing Operations                                      0.39                  0.30
    Diluted-After Discontinuance of Subsidiary                              0.38                  0.21

Shares Outstanding                                                     2,008,395             1,901,449
Weighted Average Basic Shares                                          1,924,711             1,841,000
Weighted Average Diluted Shares                                        2,086,025             1,859,517

The accompanying notes are an integral part of theses consolidated statements

                CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                           Nine-months             Nine-months
                                                                             ended                   ended
                                                                       September 30, 2000      September 30, 1999
                                                                       ------------------------------------------
Interest Income:
  Interest and Fees on Loans and Leases                                    $ 12,526,952            $ 14,171,783
  Interest on Investments-
    Taxable Interest Income                                                   4,389,011               2,844,201
    Nontaxable Interest Income                                                   91,397                 125,622
  Interest on Federal Funds Sold and Other Interest Income                      536,927                 241,974
                                                                           ------------------------------------
    Total Interest Income                                                    17,544,287              17,383,580
                                                                           ------------------------------------
Interest Expense:
  Interest on Deposits                                                        6,734,305               6,165,866
  Interest on Other Borrowings                                                  288,120                 172,434
                                                                           ------------------------------------
    Total Interest Expense                                                    7,022,425               6,338,300
                                                                           ------------------------------------
    Net Interest Income                                                      10,521,862              11,045,280
Provision for Loan and Lease Losses                                             200,000                 850,000
                                                                           ------------------------------------
  Net Interest Income After Provision for Loan and Lease Losses              10,321,862              10,195,280
                                                                           ------------------------------------
Noninterest Income:
  Service Charges on Deposit Accounts                                           756,152                 710,324
  Servicing and Brokered Loan Fees                                              546,417                 677,009
  Alternative Investment Fee Income                                             158,462                 168,703
  Cash Surrender Value of Life Insurance Policies                               193,375                 108,135
  Other                                                                         306,069                 255,315
                                                                           ------------------------------------
    Total Noninterest Income                                                  1,960,475               1,919,486
                                                                           ------------------------------------
Noninterest Expense:
  Salaries and Employee Benefits                                              4,835,140               4,808,533
  Occupancy Expense                                                             510,361                 559,275
  Furniture and Equipment Expense                                               883,893               1,023,516
  Legal and Professional Fees                                                   192,179                 290,766
  Other                                                                       2,358,700               3,307,598
                                                                           ------------------------------------
    Total Noninterest Expense                                                 8,780,273               9,989,688
                                                                           ------------------------------------
Income Before Provision for Income Taxes                                      3,502,064               2,125,078
Provision for Income Taxes                                                    1,318,325                 727,000
                                                                           ------------------------------------
  Net Income From Continuing Operations                                       2,183,739               1,398,078
  Income (loss) on Discontinued Operations, net of tax effect                     3,870                (182,789)
                                                                           ------------------------------------
  Net Income                                                               $  2,187,609            $  1,215,289
                                                                           ====================================
Share Data:
  Earnings Per Share:
    Basic-From Continuing Operations                                       $       1.14            $       0.78
    Basic-After Discontinuance of Subsidiary                                       1.14                    0.68
    Diluted-From Continuing Operations                                             1.05                    0.77
    Diluted-After Discontinuance of Subsidiary                                     1.06                    0.67

Shares Outstanding                                                            2,008,395               1,901,449
Weighted Average Basic Shares                                                 1,911,787               1,793,978
Weighted Average Diluted Shares                                               2,073,101               1,812,495

The accompanying notes are an integral part of theses consolidated statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Nine-Months ended September 30, 2000 and September 30, 1999
                                   (UNAUDITED)

                                                                         September 30,     September 30,
                                                                            2000                1999
                                                                         -------------------------------
Cash Flows From Operating Activities
Net income                                                               $  2,187,609      $  1,215,289
Adjustments to reconcile net income to net cash provided
   by operating activities-
  Depreciation and amortization                                               731,139           814,392
  Provision for loan and lease losses                                         200,000           850,000
  Write-down of other real estate owned                                       (44,700)                0
  Investment security (gains) losses, net                                           0           (14,141)
  Proceeds from loan and lease sales                                        1,135,000        19,074,269
  Gain on sale of premises and equipment                                       18,316                 0
(Increase) decrease in assets-
  Interest receivable                                                        (117,018)         (486,844)
  Other assets                                                               (973,378)       (3,485,141)
  Net Assets from Discontinued Operations of Subsidiary                      (277,988)          (76,117)
Increase (decrease) in liabilities-
  Interest payable                                                            198,983          (231,978)
  Fed Funds purchased, other borrowings and other liabilities              13,865,703         7,120,040
                                                                         ------------------------------
    Net cash provided by operating activities                              16,923,666        24,779,769

Cash Flows From Investing Activities
Net (increase) decrease in loans                                          (20,297,324)       (8,633,307)
Origination of loans and leases held-for-sale                              (2,726,385)      (18,439,565)
Purchase of securities                                                    (16,302,982)      (31,188,842)
Proceeds from maturity of HTM Securities                                   10,712,105         1,685,000
Proceeds from sales/maturity of AFS Securities                              1,527,136        19,968,971
Proceeds from sales of other real estate owned                                686,830           313,537
Purchases of premises and equipment                                          (439,657)         (527,196)
                                                                         ------------------------------
    Net cash used for investing activities                                (26,840,277)      (36,821,402)

Cash Flows From Financing Activities
Net (decrease) in noninterest bearing deposits                             (6,399,733)      (18,500,216)
Net increase (decrease) in interest bearing deposits                       (6,558,783)        9,664,420
Cash dividends                                                               (628,859)         (589,942)
Stock options exercised                                                       118,906           557,553
Cash paid in lieu of fractional shares                                         (9,722)           (9,445)
                                                                         ------------------------------
     Net cash provided by (used in) financing activities                  (13,478,191)       (8,877,630)
                                                                         ------------------------------

NET INCREASE (DECREASE)                                                   (23,394,802)      (20,919,263)
Cash and Cash Equivalents, Beginning of Year                               37,887,475        42,358,060
                                                                         ------------------------------
Cash and Cash Equivalents, End of Period                                 $ 14,492,673      $ 21,438,797
                                                                         ==============================

The accompanying notes are an integral part of these consolidated statements

Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of Management, the unaudited consolidated financial statements contain all adjustments that are necessary to present fairly the financial position of California Independent Bancorp ("Company") and its subsidiaries at September 30, 2000, December 31, 1999, and September 30, 1999, and the results of its operations for the three and nine-month periods ended September 30, 2000, and September 30, 1999.

      Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with SEC rules or regulations. The results of operations for the periods ended September 30, 2000, are not necessarily indicative of the operating results for the full year ending December 31, 2000. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report for the year ended December 31, 1999.

Note 2 - Principles of Consolidation

      The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, Feather River State Bank ("Bank") and its wholly owned subsidiary, E.P.I. Leasing Company, Inc. ("EPI"). Significant intercompany balances and transactions between the Company and the Bank have been eliminated in consolidation.

Note 3 - Loans to Directors

      In the ordinary course of business, the Company makes loans to directors of the Company. Loans to directors amounted to approximately $3,215,428, $3,362,874, and $5,380,000 at September 30, 2000, December 31, 1999,and
      September 30, 1999, respectively.

Note 4 - Commitments and Contingent Liabilities

      In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

Note 5 - Cash and Stock Dividends

      In February, May, August, and November of 1999, and March, June, and August of 2000, the Company paid an eleven-cent per share cash dividend.

      On August 17, 1999, the Company's Board of Directors authorized and declared a five-percent stock dividend for shareholders of record as of August 31, 1999. The dividend was distributed on September 17, 1999, and resulted in the issuance of 90,084 additional shares of common stock.

      On August 15, 2000, the Company's Board of Directors authorized and declared a five-percent stock dividend for shareholders of record as of August 31, 2000. The dividend was distributed on September 15, 2000, and resulted in the issuance of 94,881 additional shares of common stock.

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

      For the Company, comprehensive income includes net income and changes in the fair value of its available-for-sale investment securities. Total comprehensive income for the nine-months ended September 30, 2000 and September 30, 1999 was $1,105,548 and $222,260, respectively.

      On January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting enterprise segments of a company in the footnotes to the financial statements. The Company has no segments that meet the requirements of a reportable segment according to the guidelines set forth in SFAS 131.

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will adopt this statement on January 1, 2001 and does not expect that it will have a material impact on its financial position or results of operations.

      On January 1, 1999, the Company adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those investments. SFAS 134 did not have an impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

California Independent Bancorp ("Company") through its wholly owned subsidiary, Feather River State Bank (the "Bank") engages in a broad range of financial service activities. The Bank commenced operations in 1977 as a California state chartered commercial bank. The Company was formed in 1994 and, after receiving regulatory and shareholder approval, became the holding company for the Bank in May 1995. In October 1996, the Bank acquired E.P.I. Leasing Co., Inc. ("EPI"), and operates this equipment leasing company as a subsidiary. As a part of the Company and Bank's restructuring efforts, EPI is no longer originating leases. It is anticipated that the business affairs of EPI will be dissolved and wound up during the year 2000.

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

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from September 30, 1999 and December 31, 1999 to September 30, 2000. The sections also discuss significant changes and trends in the Company's results of operations for the three and nine-months ended September 30, 2000, compared to the same periods in 1999.

                 OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS

Total assets at September 30, 2000 were $302,889,277. This figure represents an increase from $300,360,462 at December 31, 1999 and $293,083,615 at September 30, 1999.

Gross loans and leases were $182,386,504 at September 30, 2000, a 13.1% increase from $161,320,670 at December 31, 1999, and a 2.5% decrease from $187,129,114 at
September 30, 1999. The decrease in gross loans and leases over the past twelve-month period was primarily due to the collection of certain problem loans and leases and the Bank's enhanced credit standards. The increase over December's figure reflects the seasonal nature of the Company's loan portfolio and the Bank's aggressive marketing efforts. Historically, the Company's total loan balances decrease during the first and fourth quarters of each year as payments are received from its agricultural borrowers. In contrast, during the second and third quarters total loans rise in conjunction with the increased demand for agricultural and construction loans.

Contributing to the decline in gross loans and leases at September 30, 2000 in comparison to September 30, 1999 was a reduction in lease financing which is the result of normal portfolio amortization.

The Company's investment portfolio at September 30, 2000 was $90,820,145, compared to $86,998,504 at December 31, 1999 and $69,161,387 at September 30, 1999. Cash and cash equivalents, which consisted of cash and due from banks and federal funds sold, were $14,492,673 at September 30, 2000, $37,887,475 at December 31, 1999, and $21,438,797 as of September 30, 1999. The higher balance at December 31,1999, is attributed to the Company's investment in overnight federal funds.

Total deposits of the Company remain strong at $260,500,602, $273,459,118 and $259,761,718 as of September 30, 2000, December 31, 1999 and September 30, 1999,
respectively. The increase at December 31, 1999, compared to the other two periods, is indicative of normal seasonal fluctuations in deposits.

The ratios of gross loans to deposits were 70.0%, 59.0% and 72.0% at September 30, 2000, December 31, 1999 and September 30, 1999, respectively.

            LOANS AND LEASES

The Company lends primarily to small and medium sized businesses, small to large sized farmers and consumers within its market area. The Company's market area is comprised principally of Sutter, Yuba, Colusa, and Yolo counties; and secondarily Placer, Sacramento, El Dorado, Butte and Glenn counties. Gross loans and leases outstanding as of September 30, 2000 were $182,386,504. This represents an increase of $21,065,834, or 13.1% since December 31, 1999 and a decrease of $4,742,610, or 2.5% compared to September 30, 1999.

Consistent with Management's objectives, the composition of the Bank's loan portfolio has changed in the past twelve months. Generally speaking, agricultural loans and lease financing receivables have declined and loans secured by real estate have increased to 57.2% of the Bank's loan portfolio. This shift has occurred as part of a strategic effort by Bank management to diversify credit risk and enhance earnings. Management believes that the strategy has been successful. Based upon plans currently in place further diversification is anticipated in the area of commercial and consumer lending.

Due to the loan portfolio's composition, the Company sustains moderate variations in outstanding loan totals. More specifically, certain seasonal variations are expected to occur in the agricultural and construction loan portfolios. The table below sets forth the composition of the Company's loan portfolio as of September 30, 2000, December 31, 1999, and September 30, 1999.


     COMPOSITION OF THE LOAN PORTFOLIO
     ---------------------------------------------------------------------------
                                  September 30,    December 31,   September 30,
     Loan Category                    2000             1999           1999
     ---------------------------------------------------------------------------
     Commercial & Agricultural      $51,838,235     $55,111,154     $81,457,717
     Real Estate Construction        33,625,057      30,513,920      31,705,637
     Other Real Estate Loans         70,774,629      46,003,764      44,858,787
     Lease Financing                 21,983,239      27,009,815      25,864,092
     Consumer                         4,109,855       2,523,695       3,182,257
     Other                               55,489         158,322          60,624
     ---------------------------------------------------------------------------
     TOTAL                         $182,386,504    $161,320,670    $187,129,114
     ---------------------------------------------------------------------------

The principal changes in the loan portfolio between September 30, 1999 and September 30, 2000 are discussed below:

1. Commercial and agricultural loans declined $29,619,482, or 36.4%. The Company provides a wide range of loan products to agricultural, commercial, retail and industrial businesses throughout its trade area. The entire decline in loan volume in this category occurred in the Bank's agricultural loan portfolio. Agricultural loans declined $33.6 million between September 30, 1999 and September 30, 2000. Three primary factors contributed to this event. First, the Bank closed its Madera Loan Production office during the fourth quarter of 1999. As a result, most of the agricultural loan borrowers serviced from that office have left the Bank. Second, the Bank's enhanced credit standards have resulted in lower agricultural loan production during the past twelve months. Third, increased competition in the Bank's market area has resulted in some agricultural borrowers leaving the Bank. In contrast, the total portfolio of commercial and business loans at the Bank has increased $4.4 million, or 20.9%, between September 30, 1999 and September 30, 2000. The increase is attributed to a strategically focused marketing effort in this area.

2. Other Real Estate Loans include those loans secured by residential (single family and multi-family), commercial and agricultural real property. Between September 30, 1999 and September 30, 2000, Other Real Estate loans increased by $25,915,842. Commercial real estate loans account for $23.3 million, or 89.0%, of the Other Real Estate Loan growth. The increase is due to successful business development efforts and the Company's intensified focus on the core real estate markets in its served geographic area.

3. Lease financing receivables declined $3,880,853, or 15.0%, between September 30, 1999 and September 30, 2000. The Company's March 2000 announcement that EPI would cease lease origination activities resulted in the discontinuance of leases purchased from EPI. Consequently, the Company expects an ongoing, steady reduction in its lease financing receivables.

4. A modest increase of $1,919,420 occurred in Real Estate Construction loans between September 30, 1999 and September 30, 2000. The Company extends construction loans primarily to individual borrowers and real estate developers for the construction of single family residences. The increase is attributable to successful business development efforts with local homebuilders.

5. A modest increase of $927,598 occurred in Consumer loans between September 30, 1999 and September 30, 2000. Consumer and installment loans are made for household, family and other personal expenditures. These loans are made on both a secured and unsecured basis. The increase in this loan category was due to the Bank's enhanced focus on retail banking products.

During the third quarter of 2000, there were no significant changes in the Company's loan management, lending philosophy or credit delivery procedures.

      LOAN AND LEASE QUALITY

The Company places loans on nonaccrual status when either principal or interest has been past due for 90 days or more. Exceptions to this policy can be made if the loan is well secured and in the process of collection. The Company also places loans on nonaccrual when payment in full of principal or interest is not expected or the financial condition of the borrower has significantly deteriorated.

The following table summarizes the composition of nonperforming loans and leases that consists of "Accruing Loans and Leases Past Due 90 Days or More" and "Nonaccrual Loans and Leases" as of September 30, 2000, December 31, 1999 and September 30, 1999 as well as the changes between the periods.

Composition of Nonperforming
Loans and Leases
($ in 000's)
--------------------------------------------------------------------------------
Accruing Loans Past Due     $ Amt.     Change      $ Amt.     Change     $ Amt.
90 Days or More            9/30/00   From 9/99   12/31/99  From 9/99    9/30/99

                           -----------------------------------------------------
Commercial                 $     0         N/A    $     0        N/A    $     0
Agricultural                     0         N/A          0        N/A          0

Real Estate                    661         N/A          0        N/A          0
Leases                           0         N/A          0        N/A          0
Consumer                         1         N/A          0        N/A          0

         TOTAL             $   662         N/A    $     0        N/A    $     0

Nonaccrual Loans
Commercial                 $ 2,421      90.33%    $   868    -31.76%       1,272

Agricultural                 3,720     -18.10%      3,851    -15.21%       4,542

Real Estate                    236     -87.64%      1,237    -35.24%       1,910

Leases                           0    -100.00%         51    -37.04%         81
Consumer                       134         N/A          0        N/A          0
         TOTAL             $ 6,511     -16.58%    $ 6,007    -23.04%    $ 7,805

--------------------------------------------------------------------------------
Total Nonperforming        $ 7,173      -8.10%    $ 6,007    -23.04%    $ 7,805
--------------------------------------------------------------------------------

Total nonperforming loans and leases at September 30, 2000 were $7,172,985, an increase of $1,166,037, or 19.4%, from December 31, 1999. In comparison to September 30, 1999, nonperforming loans and leases at September 30, 2000 have decreased $631,811, or 8.1%. Total nonperforming loans and leases comprised 4.2% of the portfolio on September 30, 1999, and decreased to 3.7% of the portfolio on December 31, 1999. Nonperforming loans and leases at September 30, 2000, or 3.9% of total loans and leases. While comparisons to the December 31, 1999 figure show a significant increase, since June 30, 2000 the Company's total nonperforming loans and leases have decreased by $1,545,207. As Of June 30, 2000, total nonperforming loans were $8,718,192, or 5.1% of gross loans and leases.

The Company had no loans and leases in the "Accruing Loans Past Due 90 Days or More" category as of September 30, 1999 and December 31, 1999. The increased level at September 30, 2000 of $662,059 in this category reflects the addition of three agriculture and residential real estate related loans. These loans are believed to be adequately secured and are in the process of collection.

Nonaccrual loans and leases were $6,510,926 at September 30, 2000, an increase of $503,980, or 8.4%, in comparison to December 31, 1999 and a decrease of $1,293,870 or 16.6% in comparison to September 30, 1999. The increase since December 31, 1999 was centered in the Bank's agriculture portfolio and the agriculture related portion of its commercial portfolio. The rise was primarily the result of the impact of adverse weather conditions on crop production and lower commodity pricing due to rising crop supply.

The Company's nonaccrual loans and leases are concentrated in four credit relationships that comprise 90.8% of the total at September 30, 2000. The remaining 9.2% of the nonperforming loans are distributed among the commercial, agricultural, real estate, and lease portfolios.

The largest relationship comprises 43.0% of the total nonaccrual classification. This borrower sustained financial difficulty stemming from a combination of adverse weather, labor issues and uncollectable receivables. The Company is adequately collateralized and no loss is presently expected.

The second largest relationship represents 20.0% of the total nonaccrual loans. This borrower is negotiating takeout funding and the Bank has recently entered into a written workout agreement with the borrower. The borrower is actively trying to liquidate real property to retire the debt. The Company's loan position is adequately secured by real property and full collection is expected.

The third largest nonaccrual loan, representing 14.0% of the total nonaccrual classification, is a commercial loan to a contractor that has experienced cash flow shortages. The loan balance has been charged down to a level of anticipated collection. The borrower is restructuring his operation and a formal workout agreement is expected prior to December 31, 2000.

The fourth largest nonaccrual loan comprises 13.0% of the total nonaccrual loans. This loan is an agricultural related loan. The supporting collateral has been reappraised. As a result, this loan was partially charged down to the level supported by the fair value appraisal. No payment default has been experienced to date. Recovery of the reduced principal and all interest is expected at this time.

An additional factor that has impacted the level of nonperforming loans and leases is the Company's objective to substantially reduce the level of all classified loans and leases during the year 2000. The Bank established a Special Asset Department in November 1999 that focuses on the prompt identification and resolution of classified loans and leases. Workout plans are in place for each classified loan and lease and adjustments are taken immediately if full recovery is not expected. These intensified collection actions have contributed to the increased levels of nonperforming loans and leases. The actions are intended to accelerate collection and include the following: 1) loan restructuring, 2) potential takeout funding, 3) foreclosure action, and 4) formalizing the workout agreement with the borrower before renewal of the existing loan position is allowed. This aggressive collection approach tends to temporarily increase the category of accruing loans past due 90 days or more.

The Company's practice with regard to all nonperforming loans and leases is to reassess the value of the collateral underlying the loan and, if necessary, write the loan or lease down to the level supported by the collateral valuation. Additionally, workout plans are in place for each nonperforming loan and lease and, at this time, current analysis does not indicate any further loss content.

All of the nonperforming loans listed in the previous table are in the process of collection. In terms of specific resolution plans, 11.0% of the nonperforming loans based on dollars (approximately $0.8 million) are in the process of collateral liquidation, 76.0% of the loans (approximately $5.4 million) are currently in a workout arrangement, and 13.0% of the loans (approximately $0.9 million) are in the process of formal workout negotiations. Management projects additional progress toward the resolution of these troubled loans during the fourth quarter of 2000. However, due to particular factors surrounding specific nonperforming loans, management projects that some of these credits will require several additional quarters to resolve.

The Company's allowance for loan and lease losses ("ALLL") totaled $6,147,648, or 3.4% of gross loans and leases, as of September 30, 2000. This amount compares to $6,770,523, or 4.2%, of gross loans and leases as of December 31, 1999. The Company uses the allowance method in providing for possible loan and lease losses. Loan and lease losses are charged against the ALLL and recoveries are credited to it. Management believes that the total ALLL is adequate to cover potential losses in the loan and lease portfolios. While Management uses all available information to provide for loan and lease losses, future additions to ALLL may be necessary based on changes in economic conditions and other factors.

Additions to the ALLL are made by provisions for possible losses. The provision for possible loan and lease losses is charged to operating expense and is based upon past loss experience and estimates of potential losses which, in Management's judgment and in accordance with generally accepted accounting principles, deserves current recognition. Other factors considered by Management include growth, composition and overall quality of the loan and lease portfolio, review of specific problem loans and leases, and current economic conditions that may affect the customer's ability to repay the obligation. Actual losses may vary from current estimates. The estimates are reviewed regularly and adjustments, as necessary, are charged to operations in the period in which they become known.

Contributions to the ALLL totaled $200,000 and $850,000 for the nine-months ended September 30, 2000 and September 30, 1999, respectively, and $0 and $250,000 for the three-months ended September 30, 2000 and September 30, 1999, respectively. Total contributions to the ALLL for year ending December 31, 1999 equaled $1,000,000. Loan and lease charge-offs for the nine-months ended September 30, 2000 totaled $1,244,486 as compared to $998,651 for the nine-months ended September 30, 1999. Loan recoveries were $421,611 for the nine-months ended September 30, 2000 compared to $758,267 for the nine-months ended September 30, 1999. The Company has no foreign loans and therefore none of the allowance is for foreign loans.

            INVESTMENTS

The Company's investment portfolio was $90,820,145 at September 30, 2000, as compared to $69,161,387 at September 30, 1999. The increase in 2000 over 1999 is consistent with the year-over-year decrease in the Company's loan portfolio, a relatively stable deposit base, and the Company's objective to most effectively utilize its excess seasonal funds flow.

As of September 30, 2000, the Company's "available-for-sale" category market valuation allowance reflected a net unrealized loss of $1,082,059 net of taxes. The approximate market value of the Company's entire investment portfolio at September 30, 2000 was $90,785,117. As of September 30, 1999, the Company's "available-for-sale" category adjustment reflected a net unrealized loss of $993,029 net of taxes, and the approximate market value of the Company's entire investment portfolio was $69,125,355. The $88,971 increase between the two periods in the net unrealized loss on the Company's available for sale securities is primarily the result of increasing interest rates and, to a lesser extent, volatility in the bond markets.

                              RESULTS OF OPERATIONS

                 Three and Nine-months Ended September 30, 2000
                                  Compared with
                 Three and Nine-months Ended September 30, 1999

The Company recognized net income for the first nine months of 2000 of $2,187,609 resulting in diluted earnings per share of $1.06. Net income for the three-month period ending September 30, 2000, was $801,949 resulting in diluted earnings of $0.38 per share. The net income for the three and nine-month periods ending September 30, 2000 was substantially higher than the comparable 1999 periods. The Company reported net income of $391,751 or $0.21 per share on a diluted basis for the three-month period of 1999 and $1,215,289 or $0.67 per share on a diluted basis for the nine-month period of 1999, respectively. The increase in 2000 net income over the same period for 1999 was due to several factors as discussed in this section.

One of the primary factors contributing to the increase in net income was a 76.5% decline in the provision for loan and lease losses for the two comparative nine-month periods ended September 30th. The provision for loan and lease loss also declined substantially between the two comparative three-month periods. These declines were primarily due to lower than anticipated charge-offs, higher than anticipated recoveries on previously charged-off loans and leases, and the successful resolution of certain problem credits; all of which mitigated the need to further build reserves via provisions charged to income.

Additionally, total noninterest expense declined $1,209,415, or 12.1%, from the nine-month period ending September 30, 2000 versus September 30, 1999. Noninterest expense declined $526,731, or 15.2%, for the three-month period ending September 30, 2000 over September 30, 1999. These declines are discussed in more detail later in this section.

Net interest income declined for the nine-month period ending September 30, 2000 to $10,521,862 from $11,045,280 for the same nine-month period in 1999, a decrease of $523,418 or 4.7%. Net interest income also declined for the three-month period ending September 30, 2000 to $3,524,335, or 1.4%, from the September 30, 1999 amount of $3,523,023. These decreases reflect the combined effect of a variety of factors affecting interest income and interest expense as described below.

The Company's primary source of income is interest and fees on loans and leases. The table below depicts average loans and leases and yields for the three and nine-month periods ended September 30, 2000 and 1999.

--------------------------------------------------------------------------------
                      Three-months   Three-months   Nine-months    Nine-months
                         ended          ended          ended          ended
                      September 30,  September 30,  September 30,  September 30,
                          2000           1999           2000           1999
                    ------------------------------------------------------------

Average loans and     $180,666,159   $193,855,528   $163,586,430   $184,063,912
leases outstanding

Average yields              10.04%          9.91%         10.21%         10.27%

Interest & fees       $  4,535,206   $  4,801,369   $ 12,526,952   $ 14,171,783
earned

Average prime rate           9.50%          8.10%          9.14%          8.03%
--------------------------------------------------------------------------------

The three and nine-month average outstanding loans and leases at September 30, 2000, were down $13,189,369, or 6.8%, and $20,477,482, or 11.1%, respectively, from the same three and nine-month periods in 1999. This decline has adversely impacted the fees and interest earned on loans and leases. The decline in average outstanding loans and leases is reflective of the increasing interest rate environment, tightening of the Bank's underwriting standards, and increasing competitive pressures. Narrower margins are in part the result of obtaining business under a more stringent credit underwriting process. This has a direct trade off in risk that is not reflected in the yield calculation. Both volume and rate are further impacted as a result of competitive pressure to acquire and retain quality customers for the Company.

As an offset to the decline in interest income and fees on loans and leases, the Company experienced an increase in its investment income, including interest on fed funds sold of $493,629, or 48.6%, for the three-month periods and $1,805,538, or 56.2%, for the nine-month periods ending September 30, 2000 over September 30, 1999, respectively. These increases are primarily the result of a rise in total investments outstanding between the two periods reported and higher yielding investments.

The Company has experienced an increase in total interest expense on deposits of 7.2%, or $152,436, for the three-month period and 9.2%, or $568,439, for the nine-month period ending September 30, 2000 over 1999. This is primarily attributed to rising interest rates and a change in the mix of deposits. Average rates paid on deposits increased from 3.1% at September 30, 1999 to 3.4% at September 30, 2000. Interest-bearing deposits consisted of 79.2% of total deposits at September 30, 2000 as compared to 81.8% at September 30, 1999.

Rates and amounts paid on average deposits, including noninterest-bearing deposits for the three and nine-month periods ended September 30, 2000, compared to the same periods in 1999, are set forth in the following table:

------------------------------------------------------------------------------------------------------------------
                                         Three-months        Three-months         Nine-months         Nine-months
                                             ended              ended               ended               ended
                                         September 30,       September 30,       September 30,       September 30,
                                             2000                1999                2000                1999
------------------------------------------------------------------------------------------------------------------
Average deposits outstanding             $256,649,271        $260,007,340        $265,204,160        $260,787,716

Average rates paid                              3.52%               3.24%               3.39%               3.15%

Amount of interest paid or accrued       $  2,258,170        $  2,105,734        $  6,734,305        $  6,165,866
------------------------------------------------------------------------------------------------------------------

The Company experienced a slight decrease in total noninterest income of $36,601 or 4.8% for the three-month period ending September 30, 2000 over the same period in 1999. Total noninterest income increased $40,989 or 2.1% for the nine-month period ended September 30, 2000 compared to the same 1999 period. Total noninterest income consists primarily of service charges on deposit accounts, servicing and brokered loan fees and other noninterest income.

Service charge income on deposit accounts, one of the primary components in noninterest income, showed an increase between the nine-month periods of 2000 over 1999. Income derived from service charges on deposit accounts was $756,152 and $710,324 for the nine-month periods ending September 30, 2000 and 1999, respectively.

Income from servicing and brokered loan fees for the three-months ended September 30, 2000, increased by $24,930, or 9.7%, in comparison to the same three-month period of 1999. Alternatively, these fees declined by $130,592, or 19.3%, during the nine-month period ended September 30, 2000 in comparison to the nine-month period ended September 30, 1999. The decrease in servicing and brokered loan fee income between the two nine-month periods can in part be traced to the Company's decision, during the first half of 1999, to hold selected real estate loans in its portfolio instead of selling those loans into secondary markets. The intent of this strategy was to diversify the Company's loan portfolio and benefit from the long-term, higher yielding interest income stream created by the real estate loans, instead of the one-time brokerage fee earned from the loans' sale. Additionally, income generated from brokered loan fees has been adversely impacted by a general slowing in the home refinance market which has accompanied the increase in general market interest rates and, to a lesser extent, staff reductions implemented at the Company's real estate loan production offices as a result of the slowing market.

All other noninterest income decreased 24.9% for the three-month period from $254,283 at September 30, 1999 to $190,862 at September 30, 2000. For the
nine-month period ending September 30, 2000, all other noninterest income increased by 23.6% to $657,906 over $532,153 at September 30, 1999. The primary source of this rise was an increase in the cash surrender value recognized on life insurance policies owned by the Bank.

The Company experienced a decrease of $526,731, or 15.2%, and $1,209,415, or 12.1%, in total noninterest expense during the three and nine-month periods ending September 30, 2000, over the same periods in 1999, respectively. Total noninterest expense stood at $2,934,838 and $3,461,569 for the three-month periods and $8,780,273 and $9,989,688 for the nine-month periods ending September 30, 2000 and 1999, respectively. Noninterest expenses consist of salaries and employee benefits, occupancy and furniture and equipment expense, legal and professional fees, and other general and administrative operating expenses.

Salaries and employee benefits increased slightly during the nine-month period of 2000 over 1999. This net increase is primarily due to the Company's conversion in 2000 to a common review date for annual salary increases and other personnel activity, which was substantially offset by staff reductions related to the Company's restructuring efforts.

Collectively, occupancy and furniture and equipment expenses decreased by 9.0% and 11.9% for the three and nine-month periods, respectively. These two categories stood jointly at $1,394,254 and $1,582,791 for the nine-months ended September 30, 2000 and 1999, respectively. This decrease is in large part due to the closures, during the later part of 1999 of the Bank's loan production offices in Madera and Chico, California. Additionally, during 1999, the Company had nonrecurring expenses associated with Year 2000 equipment upgrades.

Legal and professional fees declined 33.9% to $192,179 for the nine-months ended September 30, 2000 from $290,766 at September 30, 1999. This decrease is associated with continued progress towards the resolution of problem loans and leases, and resultant reduction in legal fees associated with the collection of such loans and leases.

Other noninterest general and administrative operating expenses decreased by $488,018, or 39.2%, for the three-month period and $948,898, or 28.7%, for the nine-month period ending September 30, 2000 versus September 30, 1999. These decreases are primarily associated with a variety of non-recurring expenses recognized during the first nine-months of 1999, including $281,060 incurred under the Company's 1989 Stock Option Plan. Furthermore, the Company incurred expenses of approximately $504,222 during the first nine-months of 1999 associated with the recruitment and hiring of its new president and chief executive officer, along with a severance and consulting agreement entered into with its former president and chief executive officer. Promotional expenses also declined by $160,027 between the nine-month periods. Additionally, other operating efficiencies were recognized that contributed to the overall net decline in this category during the three and nine-month periods ending September 30, 2000 over the same periods in 1999. These net decreases were partially offset by an increase of $70,483 in FDIC assessments.

Applicable income taxes from continuing operations for the three and nine-month periods ended September 30, 2000, were $496,550 and $1,318,325, respectively. This is compared to $256,750 and $727,000 for the three and nine-month periods, respectively, ended September 30, 1999. The increase in 2000 over 1999 is reflective of the increase in pre-tax income between the two periods. The Company's effective tax rate was 37.8% and 37.6% for the three and nine-month periods in 2000 and 31.2% and 34.2% for the three and nine-month periods, respectively, in 1999.

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

In order to fund its liquidity needs, the Bank has formal and informal borrowing arrangements with the Federal Reserve Bank to meet unforeseen deposit outflows or seasonal loan funding demands. The Bank also entered an agreement to borrow funds from the Federal Home Loan Bank of San Francisco. Additionally, the Bank has an agreement with Lehman Brothers for a standby short-term loan secured by U.S. Government and Agency Obligations contained in the Bank's investment portfolio. As of September 30, 2000, December 31, 1999, and September 30 1999, the Bank had $14,000,000, $0, and $5,770,000 outstanding on these lines, respectively.

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

Additionally, Management monitors NII sensitivity over a two-year horizon and utilizes additional tools to monitor potential longer-term interest rate risk.

The composition of the Company's statement of condition is planned and monitored by Management of the Bank. The results of the interest rate sensitivity analysis are utilized by Management to develop and initiate strategies for managing interest rate risk.

      CAPITAL RESOURCES

The Company and the Bank, respectively, are subject to the capital adequacy requirements of the Federal Reserve Board and Federal Deposit Insurance Corporation ("FDIC"). These guidelines are intended to reflect the degree of risk associated with financial institution's on and off balance sheet items. Financial institutions are expected to comply with a minimum ratio of qualifying total capital to risk-weighted assets of 8%, at least half of which must be in Tier 1 Capital.

Federal regulatory agencies have also adopted a minimum leverage ratio of 4%, which is intended to supplement the risk-based capital requirements and to ensure that all financial institutions continue to maintain a minimum level of core capital.

Total shareholders' equity on September 30, 2000, increased by $1,334,779 to $24,569,626 over December 31, 1999, total shareholders' equity of $23,234,847. During the nine-month period from January 1, 2000 through September 30, 2000, shareholders' equity was increased by net income of $2,187,609 and stock options exercised of $118,906. These increases were offset by the Bank's guaranty of its Employee Stock Ownership Plan debt of $200,000, the payment of cash dividends of $638,581, and an increase in the net unrealized loss related to the Company's available-for-sale securities of $133,155, net of taxes.

As can be seen by the following tables, the Company and Bank exceeded all regulatory capital ratios on September 30, 2000, and December 31, 1999.

Risk Based Capital Ratio
As of September 30, 2000
------------------------------------------------------------------------------
                                        Company                   Bank
                             -------------------------------------------------
(Dollars in thousands)             Amount        Ratio      Amount      Ratio
------------------------------------------------------------------------------

Tier 1 Risk-Based Capital            $ 25,652    11.31%     $ 24,859   10.95%
Tier 1 Capital Minimum
Requirement                             9,072     4.00%        9,081    4.00%
                             -------------------------------------------------
Excess                               $ 16,580     7.31%     $ 15,778    6.95%
                             =================================================


Total Risk-Based Capital               28,528    12.58%       27,738   12.22%
Total Capital Minimum
Requirement                            18,144     8.00%       18,162    8.00%
                             -------------------------------------------------
Excess                               $ 10,384     4.58%     $  9,576    4.22%
                             -------------------------------------------------
Net Risk-Weighted Assets             $226,799               $227,019
                             =================================================

Leverage Capital Ratio
Tier 1 Capital to total
assets                               $ 25,652     8.52%     $ 24,859    8.26%

Minimum leverage requirement           12,040     4.00%       12,033    4.00%
                             -------------------------------------------------
Excess                               $ 13,612     4.52%     $ 12,826    4.26%
                             =================================================
Average total assets                 $301,000               $300,833
                             ================           ============
------------------------------------------------------------------------------

Risk Based Capital Ratio
As of December 31, 1999
------------------------------------------------------------------------------
                                        Company                   Bank
                             -------------------------------------------------
(Dollars in thousands)             Amount        Ratio      Amount      Ratio
------------------------------------------------------------------------------

Tier 1 Risk-Based Capital            $ 24,184    10.56%     $ 24,058   10.51%
Tier 1 Capital Minimum
Requirement                             9,158     4.00%        8,676    4.00%
                             -------------------------------------------------
Excess                               $ 15,026     6.56%     $ 15,382    6.51%
                             =================================================

Total Risk-Based Capital             $ 27,046    11.81%     $ 26,918   11.76%
Total Capital Minimum
Requirement                            18,316     8.00%       18,306    8.00%
                             -------------------------------------------------
Excess                               $  8,730     3.81%     $  8,612    3.76%
                             -------------------------------------------------
Net Risk-Weighted Assets             $228,955               $228,828
                             =================================================

Leverage Capital Ratio
Tier 1 Capital to Quarterly
Tier 1 Capital to total
assets                               $ 24,184     7.97%     $ 24,058    7.94%

Minimum leverage requirement           12,134     4.00%       11,660    4.00%
                             -------------------------------------------------
Excess                               $ 12,050     3.97%     $ 12,398    3.94%
                             =================================================
Average total assets                 $303,345               $303,133
                             ================           ============
------------------------------------------------------------------------------

      SUPERVISION AND REGULATION

As a result of the Company's and Bank's 1999 financial performance, the final results of the FDIC and California Department of Financial Institutions' ("DFI") most recent examination of the Bank, and continued concerns regarding the quality of the Bank's loan portfolio, the Bank's Board of Directors passed a resolution to address the concerns. The resolution requires the Bank to: (1) maintain management acceptable to the FDIC and DFI, (2) to seek approval of the agencies prior to appointing any individual as a director or senior officer, (3) continue with the diligent implementation of a previously adopted plan to reduce the level of nonperforming and problem loans and leases, (4) maintain an adequate reserve for loan and lease losses, and (5) seek prior approval of the FDIC and DFI before the payment of any cash dividends. Additionally, the Board passed a resolution in 1998 requiring the Bank to maintain a minimum Tier 1 Leverage ratio of 7% which remains in effect. It is anticipated that during the fourth quarter of 2000 the Board will pass an updated resolution re-affirming its existing resolution and, in addition, requiring the Bank to maintain a Tier 1 Leverage ratio of at least 7.5%.

Furthermore, the FDIC and Federal Reserve Bank of San Francisco have notified the Bank and Company, respectively, that the condition of the Bank and Company are such that prior approval of the regulatory agency is necessary before adding or replacing any member of the boards of directors, employing any person as a senior executive officer, or changing the responsibilities of any senior executive officer so that the individual would be assuming a different senior executive officer position. Finally, due to the Bank's condition, the FDIC is also restricting the Company's and the Bank's ability to enter into any contracts to pay or make any golden parachute and indemnification payments to institution-affiliated parties.

        APPROVAL FOR THE OPENING OF A NEW LINCOLN, CALIFORNIA BRANCH

On July 21, 2000, Feather River State Bank received approval from the FDIC to establish a branch in Lincoln, California. Approval was also granted by the DFI on July 3, 2000. It is anticipated that the new branch will open during the first quarter of 2001.

        DIVIDENDS

Federal and State banking and corporate laws could limit the Bank's ability to pay dividends to the Company. The Federal Reserve Board has issued a policy statement that a bank holding company should not declare or pay a cash dividend to its shareholders if the dividend would place undue pressure on the capital of its subsidiary banks or if the dividend could be funded only through additional borrowings or other arrangements that may adversely affect the financial position of the holding company. In addition, a bank holding company may not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend, and its prospective rate of earnings retention is sufficient to fully fund each dividend and appears consistent with its capital needs, asset quality and overall financial condition. As a result of the Bank's disappointing 1999 financial performance and continued concerns regarding the quality of the Bank's loan portfolio, the Bank's Board of Directors has passed a resolution which requires the Bank to seek the prior approval of the FDIC and DFI for the payment of any cash dividends. Thus far, all such requests have been approved as submitted.

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

As a result of the Company's persistent commitment to its Year 2000 compliance efforts, it was able to roll into the new millennium without interruption. The Company will continue to manage its Year 2000 compliance efforts to assure rollover of other key dates in the Year 2000. Additionally, the Bank continues to carry reserves for loan and lease losses that could arise with its borrowers that may experience any Year 2000 related problems.

There were minimal expenses associated with the Year 2000 compliance efforts during the first three-quarters of 2000.

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

            End to Pooling-of-Interests Accounting for Business Combinations

In April 1999, FASB announced its tentative decision to no longer deem the pooling-of-interests method of accounting as an acceptable method to account for business combinations between independent parties. The FASB expects a final standard will be issued and become effective during 2001. A portion of the Company's business strategy is to pursue appropriate acquisition opportunities to expand its market presence. A change in the accounting for business combinations could have a negative impact on the Company's ability to realize those business strategies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In Management's opinion, the Company's market risk and interest rate risk profiles are within reasonable tolerances at this time. (See Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations, sections discussing "Liquidity", "Market Risk" and "Interest Rate Risk" at pages 18-19). No significant changes to the market risk or interest rate risk of the Company have occurred since December 31, 1999.

                           PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      None reported

ITEM 2.CHANGES IN SECURITIES AND USE OF PROCEEDS.

      No changes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None reported

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

      3.2 Secretary's Compiled, Amended and Restated Bylaws of California Independent Bancorp as of September 30, 1999. Filed as Exhibit 3.2 to the Company's Quarterly Report filed on Form 10Q for the period ended September 30, 1999.*

      10.22 California Independent Bancorp Revised 2000 Equity Incentive Plan.

      10.23 California Independent Bancorp 2000 Equity Incentive Plan Form Nonqualifying Stock Option Agreement.

      10.24 California Independent Bancorp 2000 Equity Incentive Plan Form Nonqualifying Stock Option Exercise Agreement.

      10.25 California Independent Bancorp 2000 Equity Incentive Plan Form Incentive Stock Option Agreement.

      10.26 California Independent Bancorp 2000 Equity Incentive Plan Form Incentive Stock Option Exercise Agreement.

      10.27 Severance Agreement and Release of Claims dated August 11, 2000 between Feather River State Bank and Annette Bertolini.

      10.28 Consulting Agreement dated July 5, 2000 between Feather River State Bank and Annette Bertolini.

      10.29 Lease by and between Eureka Corporate Plaza, Ltd., L.P. and Feather River State Bank, for the premises at 1552 Eureka Road, Roseville, California

      10.30 Pursuant to the 2000 Equity Incentive Plan as referenced in Exhibit 10.22, Nonqualifying Stock Options amounting to 825 shares at $20.75 per share, were granted to non-employee directors on September 19, 2000. The options vest 20% after twelve months and 20% each year thereafter. Such options terminate September 19, 2010. The following Directors were granted shares under these terms: John Dowdell, Harold Eastridge, William Gilbert, John Jelavich, Don Livingstone, Alfred Montna, David Offutt, William Retzer, Ross Scott and Michael Wheeler . Each Director has entered into Nonqualifying Stock Option Agreements with the Company in the form attached as Exhibit 10.23.

      10.31 Pursuant to the 2000 Equity Incentive Plan as referenced in Exhibit 10.22, Nonqualifying Stock Options amounting to 10,000 shares were granted at $22.62 per share on July 18, 2000, to Robert Lampert, Executive Vice President/Chief Operating Officer of the Bank. The options vest 20% after twelve months and 20% each year thereafter. Such options terminate July 18, 2010. Mr. Lampert has entered into a Nonqualifying Stock Option Agreement with the Company in the form attached as Exhibit 10.23.

      10.32 Pursuant to the 2000 Equity Incentive Plan as referenced in Exhibit 10.25, Incentive Stock Options were granted to the following executive and senior officers of the Bank. The options were granted on September 19, 2000 at $20.75 per share. The options vest 20% after twelve months and 20% each year thereafter. Such options terminate September 19, 2010. Each officer has entered into an Incentive Stock Option Agreement with the Company in the form attached as Exhibit 10.25.

            Larry Hartwig, President/CEO                           15,000 shares
            Robert Lampert, Chief Operating Officer                 5,000 shares
            Blaine Lauhon, Chief Lending Officer                    4,000 shares
            Kenneth Anderson, Marketing & Branch Services Officer   4,000 shares
            Douglas Marr, Chief Credit Officer                      5,000 shares
            Don McDonel, Senior Loan Officer                        5,000 shares

      27    Financial Data Schedule

----------
     *Document incorporated herein by reference.

      (b) Reports on Form 8K.

            No reports on Form 8K were filed during the period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                California Independent Bancorp


Date: November 8, 2000          /S/ Larry D. Hartwig
      ----------------          --------------------
                                Larry D. Hartwig
                                President/Chief Executive Officer

Date: November 8, 2000          /S/ Robert J. Lampert
      ----------------          ---------------------
                                Robert J. Lampert
                                Executive Vice President/Chief Operating Officer
                                (Principal Financial and Accounting Officer)