Form 10-K
period 2000-12-31
CALIFORNIA INDEPENDENT BANCORP
filed 2001-04-02
CIK 948976

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to

Commission file number 0-26552

California Independent Bancorp
(Exact name of registrant as specified in its charter)

California	68-0349947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1227 Bridge Street, Suite "C," Yuba City, California	95991
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (530) 674-6025

Securities registered pursuant to Section 12(b) of the Act:

Title of each class
 None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value
(Title of class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of California Independent Bancorp at February 28, 2001 was $37,620,090.

    The number of outstanding shares of common stock as of February 28, 2001 was 2,008,966.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Proxy Statement for 2001 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A are incorporated into Part III.

Selected pages of the Company's 2000 Annual Report to Shareholders are incorporated into Part II and IV.

THIS REPORT INCLUDES A TOTAL OF 27 PAGES
EXHIBIT INDEX IS ON PAGE 25-27

PART I

ITEM 1.  BUSINESS

    Certain statements in this Annual Report on Form 10-K (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment that reduce margins; other changes in the interest rate environment; general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan and lease losses; the loss of key personnel; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. In addition, such risks and uncertainties include mortgage banking activities, merchant card processing, concentration of lending activities and the costs and steps necessary to address the residual effects, if any, of the Year 2000 issues. Therefore, the information set forth herein should be carefully considered when evaluating the business prospects of the Company and Bank.

  GENERAL

    California Independent Bancorp ("Company") is a California corporation and the bank holding company for Feather River State Bank ("Bank"), both located in Yuba City, California. The Company was incorporated on October 28, 1994 and became the bank holding company for the Bank on May 2, 1995, pursuant to the Bank Holding Company Act of 1956, as amended ("BHC Act").

    The Bank was incorporated as a California state banking corporation on December 1, 1976 and commenced operations on April 6, 1977. On October 1, 1996, the Bank acquired an equipment leasing company, E.P.I. Leasing Co., Inc. ("EPI"), and operates it as a wholly-owned subsidiary of the Bank. As a part of the Company and Bank's restructuring efforts, it is anticipated that the business affairs of EPI will be dissolved and wound up during the year 2001. On June 25, 1984, the Bank formed Yuba-Sutter Financial Services Corporation ("Yuba-Sutter") as a wholly-owned subsidiary. This subsidiary is inactive.

    At December 31, 2000, the Company had two employees, who both serve as executive officers of the Bank. The Bank at December 31, 2000 employed 138 persons, including 18 part-time employees, 6 executive officers and 42 other officers. None of the Company's or Bank's employees is currently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are excellent.

    The Company itself does not engage in any business activities other than ownership of the Bank. The Company's primary asset is its ownership of the Bank's stock, and the dividends paid by the Bank are the Company's primary source of income. At December 31, 2000, the Company had consolidated assets of $301,446,561, deposits of $267,632,227, gross loans and leases of $179,015,255, and shareholders' equity of $25,769,609.

  GENERAL BANKING SERVICES

    The Bank engages in a broad range of financial services activities. Its primary market is located in the northern portion of the Sacramento Valley, with a total of seven branches in Yuba City, Marysville, Colusa, Arbuckle, Wheatland, and Woodland, California, serving Sutter, Yuba, Colusa, and Yolo

Counties. The Bank has received regulatory approval to open a new branch in Lincoln, California, which is located in western Placer County. It is anticipated that the new branch will open during the first half of 2001. All of the Bank's branches are located in areas that are in the periphery of housing for those individuals who work in the growing Sacramento area.

    In addition, the Bank operates one loan production office ("LPO") located in Roseville, California, in Placer County and services customers residing in Placer and Sacramento Counties. This LPO emphasizes commercial real estate, residential construction and commercial lending.

    The total population base, in the six counties served by the Bank, is approximately 1.8 million people, the majority of which are in Sacramento County. The economic base of the Bank's primary operating territory is predominantly agricultural in nature. A wide variety of food crops are produced in the area. The leading agricultural commodities produced in the Bank's trade area include peaches, tomatoes, prunes, rice, and almonds. Plentiful water for irrigation and quality soils result in excellent agricultural diversification. In addition to agriculture, western Placer county is one of California's fastest growing regions. Western Placer county is developing into high-tech, light industry and retail center, and Lincoln, in particular, is becoming a large retirement community with developments by Del Webb and U.S. Homes.

    The Bank currently has no applications pending to open additional branch offices or LPOs. The Bank may increase the number of its banking facilities in its trade areas when such expansion is appropriate. The Bank's expansion program is dependent on obtaining the necessary governmental approvals, governmental monetary policies, and competition. No assurance can be given that all or any part of the Bank's expansion program can be accomplished without the Bank being required to raise additional capital.

    The Bank is engaged in the commercial banking business, including accepting demand, savings and time deposits and making commercial, real estate, agricultural, and consumer loans. The Bank also offers installment note collection, issues cashier's checks and money orders, sells traveler's checks, and provides bank-by-mail, night depository, safe deposit boxes, ATMs, Visa debit cards, and other customary banking services. The Bank offers its customers home banking services, whereby the customers can make transfers between accounts, pay bills, receive balance inquiries and statements via their personal computer or telephone. The Bank does not provide trust or international banking services. Moreover, it does not plan to do so in the near future.

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

  LENDING ACTIVITIES

    The Bank engages in a full complement of lending activities, including agricultural, real estate, commercial, and consumer loans.

    The Bank makes real estate loans secured by residential, agricultural, and commercial property. Residential loans are made to purchase or refinance one to four family residences or multi-family residential properties and are secured by a first deed of trust on the property, except for loans to improve existing properties that are secured by junior liens. The maximum loan-to-value ratio for these loans is 90%. Loans secured by agricultural property include mortgages, loans for farm residences, and other improvement loans. Such agricultural loans are secured by a first lien on real estate. The maximum loan-to-value ratio for farmland is 70%. Commercial real estate loans are made primarily to owner occupied businesses for such purposes as offices, warehouses, professional buildings, retail, and storage facilities. The maximum loan-to-value ratio for commercial properties is 75%. As of December 31, 2000, these types of real estate secured loans totaled $75,626,555, or 42.2% of the Bank's loan portfolio.

    The Bank also makes real estate construction and development loans for acquisition of raw land to be developed into subdivisions for the construction of one to four family and multi-family housing, and for commercial real estate construction. These loans are secured by a first deed of trust and have maximum loan to value ratios ranging from 60% to 90%. As of December 31, 2000, the Bank had construction and development loans of $35,783,474, representing 20.0% of the Bank's loan portfolio.

    The Bank makes a variety of commercial and industrial loans to small-to-medium-sized businesses for working capital, inventory, accounts receivable, equipment, and general improvements. Typically, the Bank obtains a security interest in the collateral being financed or in other available assets of the customer. Loan to value ratios vary but generally do not exceed 75%. As of December 31, 2000, the Bank had loans for these purposes of $21,042,986, representing 11.8% of the Bank's loan portfolio.

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

    Agricultural loans are primarily made to finance agricultural production expenses generally as non-revolving lines of credit that are drawn upon when crop expenses are incurred and are repaid as crop sale proceeds are received. These loans are typically secured by crops and crop proceeds. The Bank generally requires a repayment margin of 25% for permanent plantings (i.e., tree and vine crops) and 20% for row crops. The Bank participates in the Farm Service Agency ("FSA" an agency of the U.S. Department of Agriculture) guaranteed loan program. The program allows the Bank to obtain loan note guarantees on agricultural loans of up to 90% of the loan amount for eligible farmers. As of December 31, 2000, the Bank had agricultural loans outstanding of $20,648,335 (of which the FSA guarantees approximately 10%), representing 11.5% of the Bank's total loan and lease portfolio.

    Being located in a prime agricultural area, the Bank participates in the Farmer Mac I loan program, pursuant to which it makes and then sells agricultural real estate loans to the Federal Agricultural Mortgage Corporation ("Farmer Mac"), and other institutional investors. In addition, the Bank participates in the Farmer Mac II loan program, pursuant to which it makes FSA guaranteed farm real estate loans and subsequently sells the 90% guaranteed portion of these loans directly to the secondary market and retains the servicing of these loans. The Bank is one of the largest Farmer Mac loan program lenders in the United States.

    The Bank also originates mortgage loans on residential and farm properties, which it sells into the secondary market in order to divest itself of the interest rate risk associated with these mostly fixed interest rate products. The purchasers of the loans establish the underwriting criteria for residential and agricultural mortgage loans sold in the secondary market. The Company accounts for these loans in accordance with Statement of Financial Accounting Standards No. 125 "Accounting for Transfers of

Financial Assets and Extinguishment of Liabilities." These loans are sold without recourse. As of December 31, 2000, 1999, and 1998, total loans serviced by the Bank for third parties were $92,741,075, $131,991,682, and $146,025,594, respectively. For the years ended December 31, 2000, 1999, and 1998, total loans sold by the Bank were $760,000, $21,968,279, and $65,795,347, respectively.

    Consumer and installment loans are made for household, family and other personal expenditures. These loans are made on both a secured and unsecured basis. As of December 31, 2000 the Bank had a total of $4,471,652 in consumer and installment loans representing 2.5% of its loan portfolio.

    The Bank maintains commercial and industrial equipment leases which were primarily originated through its subsidiary EPI. Leases were made to a wide variety of businesses including professional, agricultural, industrial, and construction concerns. Total lease financing receivables as of December 31, 2000 were $19,608,845, or 11.0% of the Bank's portfolio. Although the business affairs of EPI will be wound down during the year 2001, it is anticipated that the Bank may continue to originate or purchase equipment leases.

    The Bank also makes other miscellaneous loans that totaled $1,833,408 or 1.0% of the Bank's portfolio.

  INVESTMENT POLICY

    The Bank's investment policy is to provide the Bank with the maximum return on its investment securities consistent with safety and liquidity.

    In accordance with this policy and state laws regarding permissible investments, the Bank invests primarily in U. S. Treasury and Agency securities with a maturity of 10 years or less, tax-free municipal bonds rated "A" or better by Standard and Poors or Moody's with a maturity not to exceed 13 years and corporate bonds rated "A" or better by Moody's or Standard and Poors with a maturity not to exceed 7 years. The Bank also invests in federal funds.

    The Bank's investment securities may also be used as collateral for public deposits and for other borrowings.

  OTHER SERVICES

    The Bank offers other financial products and services including annuities, mutual funds, mutual fund advisory service, IRAs, brokerage and custodial services, 401(k) plans, estate plans, asset management, asset consulting, charitable remainder trusts, fiduciary services, pension plans, non-qualified deferred compensation, and retirement plans. All these investments and/or financial services are offered by a registered investment representative through the Bank's affiliation with London Pacific Securities, Inc., a registered broker/dealer and a member of the National Association of Securities Dealers ("NASD") and the Securities Investor Protection Corporation ("SIPC").

  COMPETITION

    The Bank's primary service area consists of Colusa, Sutter, Yolo, and Yuba Counties. It is estimated that this service area contains 70 competitive banking and savings and loan offices, of which fifteen (15) offices are owned by other independent banks. Based upon total bank deposits as of June 30, 2000 (the last period for which data is available), the Bank is second in market share in Sutter County, second in Colusa County, third in Yuba County, and tenth in Yolo County.

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

  SUPERVISION AND REGULATION

    Bank holding companies and their subsidiary banks are extensively regulated under applicable federal and/or state laws and regulations. Statutes, regulations, and policies affecting the banking industry are frequently being reviewed, added to, or changed by Congress, the state legislature, or the federal or state supervisory agencies responsible for the industry's oversight. Changes in the laws, regulations, or policies that impact the Company and Bank cannot always be predicted and may have a material impact on earnings and the manner with which they conduct business.

    As a result of the Company's and Bank's 1999 financial performance, the final results of the FDIC and California Department of Financial Institutions' ("DFI") February of 2000 examination of the Bank, and continued concerns regarding the quality of the Bank's loan portfolio, the Bank's Board of Directors passed a resolution to address the concerns. The resolution requires the Bank to: (1) maintain management acceptable to the FDIC and DFI, (2) to seek approval of the agencies prior to appointing any individual as a director or senior officer, (3) continue with the diligent implementation of a previously adopted plan to reduce the level of nonperforming and problem loans and leases, (4) maintain an adequate reserve for loan and lease losses, (5) seek prior approval of the FDIC and DFI before the payment of any cash dividends, and (6) maintain a Tier 1 Leverage ratio of at least 7.5%.

    Given Management's expectation for continuing improvement in the Bank's financial condition in 2001, Management intends to recommend to the Bank's Board of Directors to eliminate the resolution's management approval requirement, dividend approval requirement, and capital limitations. Management does not believe that complying with the resolution's limitations will have a material adverse impact on the Bank's operations.

    Furthermore, the FDIC and Federal Reserve Bank ("FRB") have notified the Bank and Company, respectively, that the condition of the Bank and Company are such that prior approval of the regulatory agency is necessary before adding or replacing any member of the boards of directors, employing any person as a senior executive officer, or changing the responsibilities of any senior executive officer so that the individual would be assuming a different senior executive officer position. Finally, due to the Bank's condition, the FDIC is also restricting the Company's and Bank's ability to enter into any contracts to pay or make any golden parachute and indemnification payments to institution-affiliated parties. Given Managements expectation for continuing improvements in the Company's financial condition in 2001, Management believes that the FDIC and FRB will rescind their limitations on the Bank and the Company.

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

    Transactions between the Company, the Bank, and any future subsidiaries of the Company are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees that are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Additionally, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, sale or lease of property or furnishing of services. Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. The Company may borrow only from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, the Company may not sell a low-quality asset to a depository institution subsidiary.

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

    The following tables present the capital ratios for the Company and the Bank as of December 31, 2000:

	Company		Bank
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Risk Based Capital Ratios As of December 31, 2000
Tier 1 Capital	$25,683	11.51%	$25,534	11.45%
Tier 1 Capital Minimum Requirement	8,928	4.00%	8,918	4,00%

Excess	$16,755	7.51%	$16,616	7.45%

Total Capital	$28,509	12.77%	$28,357	12.72%
Total Capital Minimum Requirement	17,856	8.00%	17,835	8.00%

Excess	$10,653	4.77%	$10,522	4.72%

Risk-Adjusted Assets	$223,196	$222,939

Leverage Capital Ratio
Tier 1 Capital to Quarterly Average Total Assets	$25,683	8.49%	$25,534	8.45%
Minimum Leverage Requirement	12,093	4.00%	12,090	4.00%

Excess	$13,590	4.49%	$13,444	4.45%

Total Quarterly Average Assets	$302,336		$302,239

  Prompt Corrective Action and Other Enforcement Mechanisms

    Federal banking agencies possess broad powers to take corrective or other supervisory action to resolve an insured depository institution's problems. Problems that may be addressed through such actions include, but are not limited to, institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2000, the Bank and the Company exceeded all the required ratios for classification as "well capitalized."

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

    The Company's ability to pay dividends depends in large part on the ability of the Bank to pay management fees and dividends to the Company. The ability of its subsidiary bank to pay dividends will be subject to restrictions set forth in California banking law and the regulations of the FDIC. As previously stated, due to the Bank's 1999 financial performance and continued concerns regarding the quality of the Bank's loan portfolio, the Bank's Board of Directors passed a resolution which requires the Bank to seek the prior approval of the FDIC and DFI before the payment of any cash dividends. Furthermore, as previously discussed, given Management's expectation for continuing improvement in the Bank's financial condition in 2001, Management intends to recommend to the Bank's Board of Directors to eliminate the resolution's dividend approval requirement.

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

    Also, under the Financial Institution's Supervisory Act, the FDIC has the authority to prohibit a bank from engaging in business practices that the FDIC considers unsafe or unsound. It is possible, depending upon the financial condition of a bank and other factors, that the FDIC could assert that the payment of dividends or other payments in some circumstances might be such an unsafe or unsound practice and thereby prohibit such payment.

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

    The Interstate Act permits bank subsidiaries of a bank holding company to act as agents for affiliated depository institutions in receiving deposits, renewing time deposits, closing loans, servicing loans, and receiving payments on loans and other obligations. When acting as agent for an affiliate, a bank shall not be considered a branch of the affiliate. Any agency relationship between affiliates must be on terms that are consistent with safe and sound banking practices. The authority for an agency relationship for receiving deposits includes the taking of deposits for an existing account, but is not meant to include the opening or origination of new deposit accounts. Subject to certain conditions, insured savings associations that were affiliated with banks as of June 1, 1994 may act as agents for such banks. An affiliate bank or savings association may not conduct any activity as an agent which it is prohibited from conducting as a principal.

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

    A Bank's compliance with its CRA obligations is based on a performance- based evaluation system, which bases CRA ratings on the institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the FRB will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted in the first quarter of 1999, the Bank was rated satisfactory in complying with its CRA obligations.

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

    The FDIC charges an annual assessment for the insurance of deposits. As of December 31, 2000, the assessment ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment.

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

  Financial Modernization Act

    President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Modernization Act") on November 12, 1999. The Financial Modernization Act generally accomplishes the following:

  (1)
  Facilitates the affiliation of commercial banks with security firms, insurance companies and other financial service providers by: repealing restrictions on affiliation contained in the Glass-Steagall Act; expressly preempting any state law restrictions on affiliation; and by eliminating the BHC Act's prohibition on insurance underwriting activities.

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

  (4)
  Provides enhanced protections for the privacy rights of consumer information.

  (5)
  Adopts provisions to modernize the Federal Home Loan Bank system including provisions relating to the capitalization, membership and corporate governance.

  (6)
  Revises the laws that implement CRA.

  (7)
  Amends the Federal Deposit Insurance Act regarding the governance of subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. The amendment expressly preserves a state bank's ability to retain all existing subsidiaries. And;

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

  ACCOUNTING PRONOUNCEMENTS

  SFAS No. 131—"Disclosures About Segments of an Enterprise and Related Information"

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

    The Company has adopted SFAS No. 131. The adoption of the applicable provisions did not have a material effect on the Company, as Management believes that it operates only in one segment—the commercial banking segment.

  SFAS No. 133—"Accounting for Derivative Instruments and Hedging Activities"

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and the measurement of those instruments at fair value. Recognition of changes in fair value will be recognized into income or as a component of other comprehensive income depending upon the type of the derivative and its related hedge, if any. As issued, SFAS No. 133 was to be effective for the Company beginning January 1, 2000. However, in July 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," extending the effective date to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", to provide guidance in the implementation of certain issues related to SFAS No. 133. The Company does not expect that the implementation of these Statements will have a material impact on its financials statements.

  SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities "

    In September of 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("SFAS No. 140"). This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standard for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS's No. 125's provisions without reconsideration. The Company has adopted the disclosure provisions related to the securitization of financial assets. All transactions entered into after the first quarter of 2001 will be accounted for in accordance with SFAS No. 140. This adoption is not expected to have a material impact on the Company.

  End to Pooling-of-Interests Accounting for Business Combinations

    In April 1999, FASB announced its tentative decision to no longer deem the pooling-of-interests method of accounting as an acceptable method to account for business combinations between independent parties. The FASB has published a proposed Statement and expects a final Statement will be issued by the end of June 2001. A portion of the Company's business strategy may involve the pursuit of appropriate acquisition opportunities so as to expand its market presence. A change in the accounting for business combinations could have a negative impact on the Company's ability to realize those business strategies.

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

ITEM 2.  PROPERTIES

    The Bank currently conducts its banking operations from an administrative office, seven branch offices, and one loan production office ("LPO"). On July 21, 2000, the Bank received approval from the FDIC to establish a branch in Lincoln, California. Approval was also granted by the DFI on July 3, 2000. It is anticipated that the new branch will open during the first half of 2001. On October 18, 2000, the Bank entered into an agreement to lease a 1,200 square foot office space located at 435 South Highway 65, Suite A in Lincoln, California. The term of this lease is five years with rent payments of $2,340 per month for the first twenty-four (24) months. Thereafter monthly lease payments are subject to annual adjustments pursuant to the lease agreement that is attached as exhibit 10.28.

    The Bank's principal branch office in Yuba City, California, is located at 777 Colusa Avenue in a modern, single-story, shopping center end building, which has drive-up windows and off-street parking for its customers. This office was opened in 1982 and has a total square footage of 9,122.

    In 1991, the Bank purchased a 3,694 square foot building located at 1005 Stafford Way, Yuba City, California, located directly behind its main branch. This building housed the Bank's note department until March 2000. This vacant building is currently in escrow and scheduled to close at the end of the first quarter of 2001.

    The Bank purchased land for the Bank's office at 1221 Bridge Street, Yuba City, California, in 1978. In 1991, the Bank purchased a combined 14,972 square foot retail and office building with parking located at 1227 Bridge Street, adjacent to the Bank's Bridge Street branch. Currently, the Company's headquarters, the Bank's Data Center, and the Bank's administrative and financial consulting service offices are located in this building.

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

    The Bank leased the land and a module on the property located at 114 "D" Street, Wheatland, California, from March 1997 until April 1998 for its Wheatland branch office. In April 1998, the Bank entered a new lease for the same site together with a new freestanding building. The 2,831 square foot building was completed on September 21, 1998, at which time the Bank relocated from the previously leased module. The term of the lease is 10 years with the option to extend the original term of this lease for two periods of five years each. The monthly lease payment is $2,797 and is subject to annual adjustments on the anniversary of the lease commencement date.

    The Bank moved its Citrus Heights LPO to a new office in Roseville in December 2000. The Bank entered into an agreement on July 26, 2000, to lease 3,816 square feet of office space at 1552 Eureka Road in Roseville. The term of this lease is sixty-two (62) months. Commencing on October 1, 2000, lease payments of $6,296 per month are required continuing through the twenty sixth (26) month. Between months twenty-six (26) and fifty (50), rent will be $6,678 per month. Thereafter, the monthly payment rises to $7,060 through the end of the lease term.

    On December 2, 1996, the Bank purchased a former bank branch located at 995 Tharp Road in Yuba City, California. The Bank's Note Department and Special Assets Department are located at this facility.

    Rental expense for all premises leased by the Company totaled $53,004 for the year ended December 31, 2000. It is estimated that rental expense for leased premises will be approximately $111,742 for 2001.

ITEM 3.  LEGAL PROCEEDINGS

    Other than routine litigation incidental to the ordinary course of the Company and Bank's business, neither entity is a party to any material legal proceedings nor is any of their property the subject of any such proceeding. The Company believes that the ultimate disposition of all currently pending matters will not have a material adverse affect on the Company's financial condition or the results of its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is trading on the NASDAQ Stock Market under the trading symbol "CIBN." The Company's common stock began trading on the NASDAQ Stock Market on July 31, 1996. Prior to that time, the Company's common stock was listed on the NASDAQ Bulletin Board and was the subject of limited trading.

    The following table presents the high and low closing sale prices of the Company's common stock for each quarterly period for the last two years as reported by the NASDAQ Stock Market:

  RANGE OF STOCK PRICES

2000 Quarters	High	Low
4th	$21.63	$19.00
3rd	$22.02	$17.86
2nd	$24.05	$15.24
1st	$17.14	$12.02
1999 Quarters	High	Low
4th	$17.86	$15.24
3rd	$21.32	$16.07
2nd	$19.05	$17.69
1st	$21.32	$16.33

    Cash dividends paid on the Company's common stock were $0.44 per share for the year ending December 31, 2000, and $0.42 per share for the year ending December 31, 1999.

    It is currently the intention of the Board of Directors of the Company to pay cash dividends on a quarterly basis. However, there is no assurance that cash dividends will be paid in the future as the Company's ability to pay dividends is dependent upon the earnings, financial condition, and capital requirements of the Company and the Bank, as well as legal and regulatory requirements.

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

    Due to the Bank's 1999 financial performance and continued concerns regarding the quality of the Bank's loan portfolio, the Bank's Board of Directors passed a resolution which requires the Bank to seek the prior approval of the FDIC and DFI before the payment of any cash dividends. As previously discussed, given Managements expectation for continuing improvement in the Bank's financial condition in 2001, Management intends to recommend to the Bank's Board of Directors to eliminate the resolution's dividend approval requirement.

    As of February 28, 2001, there were 1,683 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

    For the "Selected Financial Data," see page 3 of the Company's 2000 Annual Report to the Shareholders, which is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    For the "Management's Discussion and Analysis of Financial Condition and Results of Operations," see pages 9-28 of the Company's 2000 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For the discussion of "Quantitative and Qualitative Disclosures About Market Risk," see section titled "Interest Rate Sensitivity" at pages 24-26 of the Company's 2000 Annual Report to the Shareholders, which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    For "Financial Statements and Supplemental Data," see pages 29-51 of the Company's 2000 Annual Report to the Shareholders, which is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    For information concerning directors and executive officers of the Company, see "ELECTION OF DIRECTORS" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the "Proxy Statement"), which is incorporated herein by reference.

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

  3.
  EXHIBITS

    See Index to Exhibits of this Form 10-K.

(b)
REPORTS ON FORM 8-K

    The Company filed no reports on Form 8-K during the quarter ending December 31, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA INDEPENDENT BANCORP
Date: March 20, 2001	By:	/s/ LARRY D. HARTWIG Larry D. Hartwig, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT J. LAMPERT ROBERT J. LAMPERT	Executive Vice President and Chief Operating Officer (Principal Financial and Accounting Officer)	March 20, 2001
/s/ JOHN L. DOWDELL JOHN L. DOWDELL	Director	March 20, 2001
/s/ HAROLD M. EASTRIDGE HAROLD M. EASTRIDGE	Director	March 20, 2001
/s/ WILLIAM H. GILBERT WILLIAM H. GILBERT	Director	March 20, 2001
/s/ LARRY D. HARTWIG LARRY D. HARTWIG	President, Chief Executive Officer and Director	March 20, 2001
/s/ JOHN I. JELAVICH JOHN I. JELAVICH	Director	March 20, 2001
/s/ DONALD H. LIVINGSTONE DONALD H. LIVINGSTONE	Director	March 20, 2001

/s/ ALFRED G. MONTNA ALFRED G. MONTNA	Director	March 20, 2001
/s/ DAVID A. OFFUTT DAVID A. OFFUTT	Chairman of the Board of Directors, and Director	March 20, 2001
/s/ WILLIAM K. RETZER WILLIAM K. RETZER	Director	March 20, 2001
/s/ MICHAEL C. WHEELER MICHAEL C. WHEELER	Director	March 20, 2001

INDEX TO EXHIBITS

Exhibit No.
2.1	Plan of Reorganization and Merger Agreement dated January 30, 1995 by and between Feather River State Bank, FRSB Merger Company and California Independent Bancorp. Filed as Exhibit 2.1 to the Company's General Form for Registration of Securities on Form 10 (File No. 0-26552).*
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
10.1	Salary Continuation Agreement dated April 28, 1993 with Annette Dier Bertolini. Filed as Exhibit 10.1 to the Company's General Form for Registration of Securities on Form 10 (File No. 0-26552).*
10.2	Consolidated Agreement dated April 30, 1993 with Unisys Corporation. Filed as Exhibit 10.3 to the Company's General Form for Registration of Securities on Form 10 (File No. 0-26552).*
10.3	Agreements with Information Technologies, Inc. Filed as Exhibit 10.4 to the Company's General Form for Registration of Securities on Form 10 (File No. 0-26552).*
10.4	Deferred Compensation Agreement dated July 19, 1994 with William H. Gilbert. Filed as Exhibit 10.6 to the Company's General Form for Registration of Securities on Form 10 (File No. 0-26552).*
10.5	Feather River State Bank Employee Ownership Plan. Filed as Exhibit 10.7 to the Company's General Form for Registration of Securities on Form 10 (File No. 0-26552).*
10.6
Bank Affiliate Agreement between Feather River State Bank and London Pacific Securities, Inc., formerly know as Select Advisors, Inc. Filed as Exhibit 10.8 to the Company's General Form for Registration of Securities on Form 10 (File No. 0-26552).*
10.7
California Independent Bancorp 1989 Amended and Restated Stock Option Plan including related Incentive and Non Statutory Stock Option Agreements. Filed as Exhibit 4 to Amendment No. 1 to the Company's Registration Statement on Form S-8/SEC Registration No. 333-09813 dated November 26, 1996.*
10.8
California Independent Bancorp 1996 Stock Option Plan and related Incentive Stock Option and Nonstatutory Stock Option Agreements. Filed as Exhibit to Amendment No. 1 to the Company's Form S-8/SEC Registration No. 333-09823 dated November 26, 1996.*
10.9	Lease by and between Raj J. Sharma and Feather River State Bank for 114 D Street, Wheatland, California. Filed as Exhibit 10.16 to the Company's Form 10-K for December 31, 1998.*
10.10	Severance Agreement between California Independent Bancorp, Feather River State Bank and Robert J. Mulder dated May 25, 1999. Filed as Exhibit 10.19 to the Company's Form 10-Q for June 30, 1999.*

10.11	Director Deferred Fee Agreement between Feather River State Bank and David A. Offutt dated April 1, 1999. Filed as Exhibit 10.20 to the Company's Form 10-Q for September 30, 1999.*
10.12
Employment Agreement between California Independent Bancorp, Feather River State Bank and Larry D. Hartwig dated July 19, 1999. Filed as Exhibit 10.21 to the Company's Form 10-Q for September 30, 1999.*
10.13	Nonqualified Stock Option Agreement between California Independent Bancorp and Larry D. Hartwig dated July 19, 1999. Filed as Exhibit 10.22 to the Company's Form 10-Q for September 30, 1999.*
10.14	Executive Salary Continuation Agreement between Feather River State Bank and Blaine C. Lauhon dated May 7, 1999. Filed as Exhibit 10.23 to the Company's Form 10-Q for September 30, 1999.*
10.15	Executive Salary Continuation Agreement between Feather River State Bank and Larry D. Hartwig dated October 27, 1999. Filed as Exhibit 10.19 to the Company's Form 10-K for December 31, 1999.*
10.16
Promissory Note, Loan Agreement and Annual Contribution Agreement dated May 11, 2000, by and between Feather River State Bank Employee Stock Ownership Plan and Trust and United ComServe. Filed as Exhibit 10.21 to the Company's Form 10-Q for June 30, 2000.*
10.17	California Independent Bancorp Revised 2000 Equity Incentive Plan. Filed as Exhibit 10.22 to the Company's Form 10-Q for September 30, 2000.*
10.18	California Independent Bancorp 2000 Equity Incentive Plan Form Nonqualifying Stock Option Agreement. Filed as Exhibit 10.23 to the Company's Form 10-Q for September 30, 2000.*
10.19	California Independent Bancorp 2000 Equity Incentive Plan Form Nonqualifying Stock Option Exercise Agreement. Filed as Exhibit 10.24 to the Company's Form 10-Q for September 30, 2000.*
10.20	California Independent Bancorp 2000 Equity Incentive Plan Form Incentive Stock Option Agreement. Filed as Exhibit 10.25 to the Company's Form 10-Q for September 30, 2000.*
10.21	California Independent Bancorp 2000 Equity Incentive Plan Form Incentive Stock Option Exercise Agreement. Filed as Exhibit 10.26 to the Company's Form 10-Q for September 30, 2000.*
10.22	Severance Agreement and Release of Claims dated August 11, 2000 between Feather River State Bank and Annette Bertolini. Filed as Exhibit 10.27 to the Company's Form 10-Q for September 30, 2000.*
10.23	Consulting Agreement dated July 5, 2000 between Feather River State Bank and Annette Bertolini. Filed as Exhibit 10.28 to the Company's Form 10-Q for September 30, 2000.*
10.24
Lease by and between Eureka Corporate Plaza, Ltd., L.P. and Feather River State Bank, for the premises at 1552 Eureka Road, Roseville, California. Filed as Exhibit 10.29 to the Company's Form 10-Q for September 30, 2000.*

10.25
Pursuant to the 2000 Equity Incentive Plan as referenced in Exhibit 10.22, to the Company's Form 10-Q for September 30, 2000, Nonqualifying Stock Options amounting to 825 shares at $20.75 per share were granted to non-employee directors on September 19, 2000. The options vest 20% after twelve months and 20% each year thereafter. Such options terminate September 19, 2010. The following Directors were granted shares under these terms: John Dowdell, Harold Eastridge, William Gilbert, John Jelavich, Don Livingstone, Alfred Montna, David Offutt, William Retzer, Ross Scott and Michael Wheeler. Each Director has entered into Nonqualifying Stock Option Agreements with the Company in the form attached as Exhibit 10.23 to the Company's Form 10-Q for September 30, 2000.*
10.26
Pursuant to the 2000 Equity Incentive Plan as referenced in Exhibit 10.22, to the Company's Form 10-Q for September 30, 2000, Nonqualifying Stock Options amounting to 10,000 shares were granted at $22.62 per share on July 18, 2000, to Robert Lampert, Executive Vice President/Chief Operating Officer of the Bank. The options vest 20% after twelve months and 20% each year thereafter. Such options terminate July 18, 2010. Mr. Lampert has entered into a Nonqualifying Stock Option Agreement with the Company in the form attached as Exhibit 10.23 to the Company's Form 10-Q for September 30, 2000, to the Company's Form 10-Q for September 30, 2000.*
10.27
Pursuant to the 2000 Equity Incentive Plan as referenced in Exhibit 10.25, to the Company's Form 10-Q for September 30, 2000, Incentive Stock Options were granted to the following executive and senior officers of the Bank. The options were granted on September 19, 2000 at $20.75 per share. The options vest 20% after twelve months and 20% each year thereafter. Such options terminate September 19, 2010. Each officer has entered into an Incentive Stock Option Agreement with the Company in the form attached as Exhibit 10.25 to the Company's Form 10-Q for September 30, 2000.*
Larry Hartwig, President/CEO	15,000 shares
Robert Lampert, Chief Operating Officer	5,000 shares
Blaine Lauhon, Chief Lending Officer	4,000 shares
Kenneth Anderson, Marketing & Branch Services Officer	4,000 shares
Douglas Marr, Chief Credit Officer	5,000 shares
Don McDonel, Senior Loan Officer	5,000 shares
10.28	Lease for a branch office at 435 South Highway 65, Suite A, Lincoln, California, entered into between Lincoln Town Center, LLC and Feather River State Bank on December 1, 2000.
10.29	Lease Servicing Agreement dated May 26, 2000, by and among Bancorp Financial Services, Inc., as the Servicer, and EPI Leasing Company Inc., a subsidiary of Feather River State Bank as the Originator.
13	California Independent Bancorp's 2000 Annual Report to Shareholders. (Deemed filed only with respect to those sections which have been incorporated into this Form 10-K by reference.)
21	Feather River State Bank, a California banking corporation, is the only subsidiary of Registrant.
23	Consent of Arthur Andersen LLP for audited financial statements for the year ended December 31, 2000.

*
Document incorporated herein by reference.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS