Form 10-Q
period 2001-03-31
CALIFORNIA INDEPENDENT BANCORP
filed 2001-05-11
CIK 948976

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-265520

California Independent Bancorp
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	68-0349947 (IRS Employer Identification No.)

1227 Bridge St., Suite C, Yuba City, California 95991
(Address of principal executive offices)
(Zip Code)

(530) 674-6025
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2001
Common stock, no par value	2,008,966 shares

    This report contains 28 pages. The Exhibit Index is on page 20.

PART I—FINANCIAL INFORMATION

ITEM 1
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS	3
CONSOLIDATED STATEMENTS OF INCOME FOR THREE-MONTHS	4
CONSOLIDATED STATEMENTS OF CASH FLOWS	5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6-7
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8-19
ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19
PART II—OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS	20
ITEM 2
CHANGES IN SECURITIES AND USE OF PROCEEDS	20
ITEM 3
DEFAULTS UPON SENIOR SECURITIES	20
ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20
ITEM 5
OTHER INFORMATION	20
ITEM 6
EXHIBITS AND REPORTS ON FORM 8K	20
SIGNATURES	21

PART I—Financial Information

ITEM 1. FINANCIAL STATEMENTS

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 31, 2001, December 31, 2000, and March 31, 2000
(dollars in thousands)
(UNAUDITED)

	March 31, 2001	December 31, 2000	March 31, 2000
Assets
Cash and Due From Banks	$11,642	$19,359	$10,740
Federal Funds Sold	17,400	7,700	19,200

Cash and Cash Equivalents	29,042	27,059	29,940
Investment securities:
Held-to-Maturity Securities, at amortized cost (fair value of $4,377, $5,322 and $15,854 respectively)	4,317	5,317	15,942
Available-for-Sale Securities, at fair value	67,237	76,695	82,266

Total Investments	71,554	82,012	98,208
Loans and Leases	156,895	158,681	112,767
Loans and Leases Held-for-Sale	19,417	20,334	42,396

Gross Loans and Leases	176,312	179,015	155,163
Less: Allowance for Loan and Lease Losses	(5,372)	(5,725)	(6,789)

Net Loans and Leases	170,940	173,290	148,374
Premises and Equipment, Net	6,612	6,979	7,177
Interest Receivable	2,117	2,840	3,073
Other Real Estate Owned	302	405	1,076
Cash Surrender Value of Insurance Policies	4,928	4,870	4,703
Deferred Taxes	1,753	2,168	3,622
Income Tax Receivable	126	89	—
Other Assets	1,458	1,509	430
Net Assets From Discontinued Operations	191	226	—

Total Assets	$289,023	$301,447	$296,603

Liabilities and Shareholders' Equity
Deposits:
Noninterest-Bearing	$54,928	$63,996	$51,707
Interest-Bearing	203,999	203,636	218,064

Total Deposits	258,927	267,632	269,771
Interest Payable	1,717	1,880	1,560
Accrued Compensation Payable	699	631	465
Federal Agency and Other Borrowings	—	4,160	—
Other Liabilities	973	1,374	1,089
Net Liabilities From Discontinued Operations	—	—	109

Total Liabilities	262,316	275,677	272,994
Shareholders' Equity
Common stock, no par value—Authorized—20,000,000
Issued and outstanding—2,008,966 shares March 31, 2001, 2,008,966 shares December 31, 2000 and 1,905,065 March 31, 2000	19,909	19,909	17,954
Retained Earnings	6,694	6,264	6,704
Debt Guarantee of ESOP	(160)	(160)	—
Accumulated Other Comprehensive Income (Loss)	264	(243)	(1,049)

Total Shareholders' Equity	26,707	25,770	23,609

Total Liabilities and Shareholders' Equity	$289,023	$301,447	$296,603

The accompanying notes are an integral part of these consolidated financial statements

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Periods ended March 31, 2001 and March 31, 2000
(dollars in thousands except per share amounts)
(UNAUDITED)

	Three months ended March 31, 2001	Three months ended March 31, 2000
Interest Income:
Interest and Fees on Loans and Leases	$4,287	$3,869
Interest on Investments—
Taxable Interest Income	1,227	1,373
Nontaxable Interest Income	26	34
Interest on Federal Funds Sold and Other Interest Income	166	408

Total Interest Income	5,706	5,684

Interest Expense:
Interest on Deposits	2,070	2,236
Interest on Other Borrowings	46	7

Total Interest Expense	2,116	2,243

Net Interest Income	3,590	3,441
Provision for Loan and Lease Losses	—	150

Net Interest Income After Provision for Loan and Lease Losses	3,590	3,291

Noninterest Income:
Service Charges on Deposit Accounts	252	250
Loan Servicing Fees	158	191
Brokered Loan Fees	12	28
Alternative Investment Fee Income	45	51
Cash Surrender Value of Life Insurance Policies	68	64
Other	66	106

Total Noninterest Income	601	690

Noninterest Expense:
Salaries and Employee Benefits	1,871	1,536
Occupancy Expense	168	170
Furniture and Equipment Expense	282	301
Telephone Expense	92	78
Other Operating and Administrative Expense	775	823

Total Noninterest Expense	3,188	2,908

Income Before Provision for Income Taxes	1,003	1,073
Provision for Income Taxes	364	396

Net Income From Continuing Operations	639	677
Income on Discontinued Operations, net of tax effect	12	3

Net Income	$651	$680

Share Data:
Earnings Per Share:
Basic—From Continuing Operations	$0.32	$0.34
Basic—After Discontinuance of Subsidiary	0.32	0.34
Diluted—From Continuing Operations	0.32	0.34
Diluted—After Discontinuance of Subsidiary	0.32	0.34
Weighted Average Basic Shares	2,008,966	2,000,042
Weighted Average Diluted Shares	2,025,112	2,012,024

    Basic and diluted earnings per share, and the weighted average shares, have been adjusted for the three months ended March 31, 2000 to reflect the 5% stock dividend distributed on September 15, 2000.

The accompanying notes are an integral part of these consolidated financial statements

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods ended March 31, 2001 and March 31, 2000
(dollars in thousands)
(UNAUDITED)

	March 31, 2001	March 31, 2000
Cash Flows From Operating Activities
Net Income	$651	$680
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	219	251
Provision for Loan and Lease Losses	—	150
Purchases of Loans and Leases Held-for-Sale	(327)	—
Originations of Loans and Leases Held-for-Sale	—	(466)
(Gain) on Sale of Other Real Estate Owned	(14)	—
Gain on Sale of Premises and Equipment	(8)	(13)
(Increase) Decrease in Assets:
Interest Receivable	723	210
Deferred Taxes	(1)	28
Cash Surrender Value of Insurance Policies	(58)	(54)
Income Tax Receivable	(37)	358
Net Assets From Discontinued Operations	35	—
Other Assets	40	(86)
Increase (Decrease) in Liabilities:
Interest Payable	(163)	26
Deferred Compensation Payable	68	121
Net Liabilities From Discontinued Operations	—	(3)
Other Liabilities	(4,561)	(588)

Net Cash Provided By (Used For) Operating Activities	(3,433)	614
Cash Flows From Investing Activities
Net (Increase) Decrease in Loans and Leases	2,677	6,492
Purchase of Securities Available-for-Sale	(8,270)	(11,832)
Proceeds From Maturity of Securities Held-to-Maturity	1,000	350
Proceeds From Sales, Maturities and Calls Securities Available-for-Sale	18,662	172
Proceeds From Sales of Other Real Estate Owned	117	223
Purchases of Premises and Equipment	156	(72)

Net Cash Provided By (Used For) Investing Activities	14,342	(4,667)
Cash Flows From Financing Activities
Net (Decrease) in Noninterest Bearing Deposits	(9,068)	(8,776)
Net Increase (Decrease) in Interest Bearing Deposits	363	5,088
Cash Dividends	(221)	(210)
Stock Options Exercised	—	4

Net Cash (Used For) Financing Activities	(8,926)	(3,894)
NET INCREASE (DECREASE)	1,983	(7,947)

Cash and Cash Equivalents, Beginning of Year	27,059	37,887

Cash and Cash Equivalents, End of Period	29,042	29,940

The accompanying notes are an integral part of these consolidated financial statements

Note 1—Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of Management, the unaudited consolidated financial statements contain all adjustments that are necessary to present fairly the financial position of California Independent Bancorp ("CIB") and its subsidiaries (collectively, the "Company") at March 31, 2001, December 31, 2000, and March 31, 2000, and the results of its operations for the three-month periods ended March 31, 2001, and March 31, 2000.

    Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with SEC rules or regulations. The results of operations for the periods ended March 31, 2001, are not necessarily indicative of the operating results for the full year ending December 31, 2001. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report for the year ended December 31, 2000.

Note 2—Principles of Consolidation

    The accompanying financial statements include the accounts of CIB and its wholly owned subsidiary, Feather River State Bank ("Bank") and its wholly owned subsidiary, E.P.I. Leasing Company, Inc. ("EPI"), whose operations have been discontinued. Significant intercompany balances and transactions have been eliminated in consolidation.

Note 3—Loans to Directors

    In the ordinary course of business, the Bank makes loans to directors of the Company. Loans to directors amounted to approximately $2,591,000, $3,165,000, and $3,552,000 at March 31, 2001, December 31, 2000, and March 31, 2000, respectively.

Note 4—Commitments and Contingent Liabilities

    In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

Note 5—Cash and Stock Dividends

    In March, June, August, and November of 2000, and February of 2001, CIB paid an eleven-cent per share cash dividend.

    On August 15, 2000, CIB's Board of Directors authorized and declared a five-percent (5%) stock dividend for shareholders of record as of August 31, 2000. The dividend was distributed on September 15, 2000, and resulted in the issuance of 94,881 additional shares of common stock.

Note 6—Earnings Per Share

    The Company calculates earnings per share ("EPS") in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting EPS. It replaced the presentation of primary EPS with a presentation of basic EPS. It also required dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and required reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

    Basic EPS excludes dilution and is computed by dividing income available to the common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the Company.

Note 7—Financial Accounting Pronouncements

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

    For the Company, comprehensive income includes net income and changes in the fair value of its available-for-sale investment securities. Total comprehensive income for the three-months ended March 31, 2001 and March 31, 2000 was $915,000 and ($369,000), respectively.

    On January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting enterprise segments of a company in the footnotes to the financial statements. The Company has no segments that meet the requirements of a reportable segment according to the guidelines set forth in SFAS 131.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and the measurement of those instruments at fair value. Recognition of changes in fair value will be recognized into income or as a component of other comprehensive income depending upon the type of the derivative and its related hedge, if any. As issued, SFAS No. 133 was to be effective for the Company beginning January 1, 2000. However, in July 2000, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," extending the effective date to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", to provide guidance in the implementation of certain issues related to SFAS No. 133. Upon implementation at January 1, 2001, there was no material impact on the Company's financial statements.

    In September of 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("SFAS No. 140"). This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standard for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS's No. 125's provisions without reconsideration. The Company has adopted the disclosure provisions related to the securitization of financial assets. All transactions entered into after the first quarter of 2001 will be accounted for in accordance with SFAS No. 140. This adoption does not have a material impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    California Independent Bancorp ("CIB") through its wholly owned subsidiary, Feather River State Bank (the "Bank") engages in a broad range of financial service activities. The Bank commenced operations in 1977 as a California state chartered commercial bank. CIB was formed in 1994 and, after receiving regulatory and shareholder approval, became the holding company for the Bank in May 1995. In October 1996, the Bank acquired E.P.I. Leasing Co., ("EPI"), and has operated it as a subsidiary. As a part of CIB and the Banks' restructuring efforts, it is anticipated that the business affairs of EPI will be dissolved and wound up during the year 2001.

    Certain statements in this Form 10Q quarterly report, and in Management's Discussion and Analysis of Financial Condition and Results of Operations (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan and lease losses; the loss of key personnel; change in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset and liability matching risks and liquidity risks; changes in the securities markets; and the costs of steps necessary to address the residual effects, if any, of Year 2000 issues.

    The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to CIB's and the Bank's (collectively, the "Company") financial condition, operating results, asset and liability management, and liquidity and capital resources; and should be read in conjunction with the Consolidated Financial Statements of the Company and its accompanying notes.

OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS

    Total assets at March 31, 2001 were $289,023,000. This figure represents a decrease from $301,447,000 at December 31, 2000, and $296,603,000 at March 31, 2000.

    Gross loans and leases were $176,312,000 at March 31, 2001, a slight decrease from $179,015,000 at December 31, 2000, and a 13.6% increase from $155,163,000 at March 31, 2000. The increase in loans over the past twelve-month period is attributable to successful business development efforts and the Bank's strategic decision to further diversify its overall loan portfolio via growth primarily in the commercial and real estate portfolio's.

    The Company's investment portfolio at March 31, 2001 was $71,554,000, compared to $82,012,000 at December 31, 2000, and $98,208,000 at March 31, 2000. Cash and cash equivalents, which consisted of cash and due from banks and federal funds sold, were $29,042,000 at March 31, 2001, $27,059,000 at December 31, 2000, and $29,940,000 at March 31, 2000.

    Total deposits of the Company remain strong at $258,927,000, $267,632,000, and $269,771,000 at March 31, 2001, December 31, 2000, and March 31, 2000, respectively.

    The ratio of gross loans to deposits was 68.1%, 66.9%, and 57.5% at March 31, 2001, December 31, 2000, and March 31, 2000, respectively.

  LOANS AND LEASES

    The Company continues to emphasize real estate, commercial, agricultural, and consumer lending. Beginning in 2000, and continuing forward, the Company pro-actively intensified its focus on real-estate secured lending to further diversify the portfolio, improve asset quality, and meet customers needs in its served geographic market segments. The Company lends primarily to small and medium sized businesses, small to large sized farmers, and consumers. The Company's market area is comprised principally of Sutter, Yuba, Colusa, and Yolo counties; and, secondarily, Placer, Sacramento, El Dorado, Butte, and Glenn counties.

    Due to the loan and lease portfolio's composition, the Company sustains moderate variations in outstanding loan totals. More specifically, certain seasonal variations are expected to occur in the agricultural and construction loan portfolios. The table below sets forth the composition of the Company's loan and lease portfolio as of March 31, 2001, December 31, 2000, and March 31, 2000.

COMPOSITION OF LOAN AND LEASE PORTFOLIO
(dollars in thousands)

Loan Category	March 31, 2001	December 31, 2000	March 31, 2000
Commercial	$22,851	$21,043	$15,726
Agricultural	19,703	20,648	27,325
Real Estate—Construction	33,889	35,783	32,842
Real Estate—Mortgage	75,873	75,627	50,666
Leases	17,451	19,609	25,745
Consumer	4,919	4,472	2,728
Other	1,626	1,833	131

Total	$176,312	$179,015	$155,163

    The principal changes in the loan and lease portfolio between March 31, 2000, December 31, 2000, and March 31, 2001 are discussed below:

  •
  Commercial loans continue to show consistent growth. At March 31, 2001, commercial loans increased $1,808,000, or 8.6%, over December 31, 2000, and $7,125,000, or 45.3%, over March 31, 2000. The increase is attributed to a strategically focused marketing effort in this area.

  •
  At March 31, 2001, agricultural loans declined $945,000, or 4.6%, from December 31, 2000, and 7,622,000, or 27.9%, from March 31, 2000. Three principal factors contributed to these declines. First, the Bank closed its Madera Loan Production office during the fourth quarter of 1999. As a result, most of the agricultural loan borrowers serviced from this office have left the Bank. Second, the Bank successfully collected a substantial number of troubled agricultural loans during 2000. And third, increased agricultural lending competition in the Bank's core market area.

  •
  A modest increase of $1,047,000, or 3.2%, occurred in real estate construction loans between March 31, 2000 and March 31, 2001. The Bank remains committed to providing construction loans, primarily to builders of single family homes.

  •
  The Bank realized substantial growth in its real estate mortgage loan portfolio. Mortgage loans secured by commercial, residential, and agricultural real estate increased $25,207,000, or 49.8%, from March 31, 2000 to March 31, 2001. The increase is primarily the result of successful business development efforts and the Bank's strategic decision to further diversify its overall loan portfolio via growth in the real estate secured lending sector.

  •
  Lease financing receivables declined $8,294,000, or 32.2%, between March 31, 2000 and March 31, 2001. This decline is the direct result of the Bank's decision in the first quarter of 2000 to discontinue originating and purchasing leases through EPI. Consequently, the reduction of the Bank's lease portfolio was primarily due to scheduled lease portfolio amortization.

  •
  The Company makes consumer loans, including secured loans and lines of credit, to finance a variety of consumer needs. Consumer loans increased $2,191,000, or 80.3%, between March 31, 2000 and March 31, 2001. The increase in this loan category was due to the Bank's enhanced focus on retail banking products.

    During the first quarter of 2001, there were no significant changes in the Bank's loan management, lending philosophy, or credit delivery procedures. The Company continues to emphasize high credit quality and superior customer service as two key components of its strategic direction.

  LOAN AND LEASE QUALITY

    The Company places loans and leases on nonaccrual status when either principal or interest has been past due for 90 days or more. Exceptions to this policy can be made if the loan or lease is well secured and in the process of collection. The Company also places loans and leases on nonaccrual when payment in full of principal or interest is not expected, or the financial condition of the borrower has significantly deteriorated. At the time that a loan or lease is placed on nonaccrual, any accrued but uncollected interest is reversed, and additional income is recorded on a cash basis as payments are received. However, loans and leases that are in the process of renewal in the normal course of business, or are well secured and in the process of collection, may not be placed on nonaccrual status, at the discretion of management. A nonaccrual loan or lease may be restored to an accrual basis when interest and principal payments are current and the prospects for future payments are no longer in doubt.

    The table below summarizes the composition of non-performing loans and leases that consists of "Accruing Loans and Leases Past Due 90 Days or More" and "Nonaccrual Loans and Leases" as of March 31, 2001, December 31, 2000, and March 31, 2000, as well as the changes between the periods.

Composition of Nonperforming Loans and Leases

	March 31, 2001	% Change From March 31, 2000 To March 31, 2001	December 31, 2000	% Change From March 31, 2000 To December 31, 2000	March 31, 2000
Accruing loans and leases past due 90 days or more
Commercial	$—	—	$—	—	$—
Agricultural	—	—	—	—	1,643
Real Estate	—	—	—	—	1,076
Leases	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	—	$—	—	$2,719

Nonaccrual Loans and Leases
Commercial	$1,936	84.7%	$2,059	96.5%	$1,048
Agricultural	2,374	(50.0)%	2,613	(44.9)%	4,745
Real Estate	1,068	(7.2)%	253	(78.0)%	1,151
Leases	—	(100.0)%	—	(100.0)%	31
Consumer	5	—	—	—	—

Total	$5,383	(22.8)%	$4,925	(29.4)%	$6,975

Total Nonperforming Loans and Leases	$5,383	(44.5)%	$4,925	(49.2)%	$9,694

    The trend in nonperforming loans and leases has improved over the past year, decreasing from $9,694,000, or 6.2% of gross loans and leases, at March 31, 2000, to $5,383,000, or 3.1% of gross loans and leases, at March 31, 2001. Although nonperforming loans and leases increased $458,000, or 9.3%, during the first quarter of 2001, the Company continues to successfully implement its classified asset reduction plan and enhance quality control in the management of the loan and lease portfolios.

    The composition of the Company's nonaccrual loans and leases remain limited primarily to a few large agribusiness, commercial, and agricultural real estate relationships. At March 31, 2001, 94.1% of the Company's total nonaccrual loans and leases were concentrated in five relationships. Two of the relationships, totaling $2,768,000, or 51.4%, are agribusiness in nature, two relationships equaling $1,348,000, or 25.1%, are commercial, and one relationship for $948,000, or 17.6%, is an agricultural real estate relationship. Each of the nonaccrual loans relative to these relationships are in the process of collection and are believed to be adequately supported by collateral.

    Similarly, as of December 31, 2000, 94.9% of the Company's total nonaccrual loans and leases were concentrated in ten relationships. Three of the relationships, totaling $2,650,000, or 53.2% were agribusiness in nature, while the remaining seven relationships, equaling $2,080,000, or 41.7%, were commercial.

    Loans on accrual status that were past due 90 days or more as to principal and interest continue to be held at zero for March 31, 2001, as was December 31, 2000. At March 31, 2000, this amount totaled $2,719,000.

    The Company's allowance for loan and lease losses ("ALLL") totaled $5,372,000, or 3.1% of gross loans and leases, as of March 31, 2001. This amount compares to $5,725,000, or 3.2%, of gross loans and leases as of December 31, 2000, and $6,789,000, or 4.4%, of gross loans and leases as of March 31, 2000. The Company uses the allowance method in providing for possible loan and lease losses. Loan and lease losses are charged against the ALLL and recoveries are credited to it. Management believes that the total ALLL is adequate to cover potential losses in the loan and lease portfolios. While Management uses all available information to provide for loan and lease losses, future additions to the ALLL may be necessary based on changes in economic conditions and other factors.

    Additions to the ALLL are made by provisions for possible losses. The provision for possible loan and lease losses is charged to operating expense and is based upon past loss experience and estimates of potential losses which, in Management's judgment and in accordance with generally accepted accounting principles, deserves current recognition. Other factors considered by Management include growth, composition, and overall quality of the loan and lease portfolio; specific problem loans and leases; and current economic conditions that may affect the customer's ability to repay the obligation. Actual losses may vary from current estimates. The estimates are reviewed regularly and adjustments, as necessary, are charged to operations in the period in which they become known. The Company has no foreign loans and therefore none of the allowance is for foreign loans.

    Provisions to the ALLL totaled $0 and $150,000 for the three-months ended March 31, 2001 and March 31, 2000, respectively. Total provisions to the ALLL for year ending December 31, 2000 equaled $200,000. Loan and lease charge-offs for the three-months ended March 31, 2001 totaled $456,000, as compared to $198,000 for the three-months ended March 31, 2000. Loan and lease recoveries were $104,000 for the three-months ended March 31, 2001, compared to $66,000 for the three-months ended March 31, 2000.

  INVESTMENTS

    The Company's investment portfolio was $71,554,000 at March 31, 2001, compared to $82,012,000 at December 31, 2000, and $98,208,000 at March 31, 2000. The decrease of $26,654,000, or 27.1%, from March 31, 2000 to March 31, 2001, is primarily the result of bond calls due to the downward movement in interest rates experienced during the first quarter of 2001 and, to a lesser extent, normal bond maturities. The proceeds from securities liquidations were primarily used to fund loan growth, with the excess being reinvested into qualifying replacement securities and federal funds sold.

    As of March 31, 2001, the Company's "available-for-sale" category adjustment reflected a net unrealized gain of $264,000 net of taxes, and the approximate market value of the Company's investment portfolio was $71,614,000. As of March 31, 2000, the Company's "available-for-sale" category adjustment reflected a net unrealized loss of $1,049,000 net of taxes, and the approximate market value of the Company's investment portfolio was $98,120,000. The $1,313,000 change in the unrealized gain/loss between the two periods is primarily the result of decreasing interest rates.

RESULTS OF OPERATIONS
Three-Months Ended March 31, 2001
Compared with
Three-Months Ended March 31, 2000

    The Company recognized net income for the first three-months of 2001 of $651,000 resulting in diluted earnings per share of $0.32. The Company reported net income of $680,000, or $0.34 per share on a diluted basis for the first three-months of 2000 (after retroactively adjusting the first quarter of 2000 for the effect of the Company's 5% stock dividend distributed on September 15, 2000).

    Net interest income rose for the three-months ending March 31, 2001 to $3,590,000 from $3,441,000 for the same three-month period in 2000, an increase of $149,000, or 4.3%. This increase reflects the combined effect of a variety of factors affecting interest income and interest expense as described below. Net interest income after provision for loan and lease losses for the three-months ending March 31, 2001 increased $299,000, or 9.1%, over the same three month period in 2000. The decline in the provision for loan and lease losses was primarily due to the overall improvement in asset quality that has occurred since March 31, 2000. More specifically, the combined effect of lower than anticipated charge-offs, higher than anticipated recoveries on previously charged-off loans and leases, and the successful resolution of certain problem credits mitigated the need to further build reserves via provisions charged to income.

    The Company's primary source of income is interest and fees on loans and leases. The table below depicts average loans and leases and yields for the three-month periods ending March 31, 2001 and 2000.

Loans and Leases	Three months ended March 31, 2001	Three months ended March 31, 2000
	(dollars in thousands)
Average loans and leases outstanding	$176,076	$155,878
Average yields	9.74%	9.93%
Interest and fees earned	$4,287	$3,869
Average prime rate	8.63%	8.69%

    The three-month average outstanding loans and leases at March 31, 2001, were up $20,198,000, or 13.0%, over the same three-month period in 2000. The increase in average outstanding loans and leases is reflective of the Bank's aggressive marketing efforts. The decline in average yields is in part the result of obtaining business under a more stringent credit underwriting process. This has a direct trade off in risk that is not reflected in the yield calculation. Both the volume and rate are further impacted as a result of the declining interest rate environment experienced during the first three months of 2001 and competitive pressure to acquire and retain quality customers for the Company.

    Rates and amounts paid on average deposits, including noninterest-bearing deposits, for the three-month period ended March 31, 2001, compared to the same period in 2000, are set forth in the following table:

Deposits	Three months ended March 31, 2001	Three months ended March 31, 2000
	(dollars in thousands)
Average deposits outstanding	$260,098	$272,559
Average rates paid	3.18%	3.28%
Interest expense	$2,070	$2,236

    The Company experienced a decrease in total interest expense of 5.7%, or $127,000, for the three-month period ending March 31, 2001 in comparison to the same three-month period of 2000. This is primarily attributed to decreasing interest rates and a change in the mix of deposits. Average rates paid on deposits decreased from 3.3% at March 31, 2000 to 3.2% at March 31, 2001. Interest-bearing deposits comprised of 78.8% of total deposits at March 31, 2001, as compared to 80.8% at March 31, 2000.

    The Company recognized a decrease in total noninterest income of $89,000, or 12.9%, for the three-month period in 2001 versus the same period in 2000. Total noninterest income consists of service charges on deposit accounts, loan servicing fees, brokered loan fees, and other noninterest income.

    Service charge income on deposit accounts, one of the primary components of noninterest income, showed a slight increase between the three-month periods of 2001 over 2000. Income derived from service charges on deposit accounts was $252,000 and $250,000 for the three-month periods ending March 31, 2001 and March 31, 2000, respectively.

    Loan service fee income for the three-months ended March 31, 2001 decreased by $33,000 in comparison to the same three-month period of 2000. The decrease is attributable to normal principal amortization on serviced loans and the Bank's loss of servicing rights on a pool of agricultural mortgage loans. One of the insurance companies that had previously purchased agricultural mortgage loans from the Bank elected to take back the loan servicing rights pursuant to the servicing contract, reducing the principal balance of mortgage loans serviced.

    Income from brokered loan fees for the three-months ended March 31, 2001 decreased by $16,000 in comparison to the same three-month period of 2000. This decline is the result of fewer mortgage loans sold on the secondary market.

    All other noninterest income decreased for the three-month period from $221,000 at March 31, 2000 to $179,000 at March 31, 2001, a decline of $42,000, or 19.0%. This decrease is primarily due to a loss of $34,000 on an investment made in a Community Reinvestment Act qualified California Affordable Housing Project, the economic value of which is ultimately realized through the tax benefit it generates.

    The Company experienced an increase of $280,000, or 9.6%, in total noninterest expense during the three-month period ending March 31, 2001, over the same period in 2000. Total noninterest expense stood at $3,188,000 and $2,908,000 for the three-month periods ending March 31, 2001 and March 31, 2000, respectively. Noninterest expenses consist of salaries and employee benefits, occupancy and furniture and equipment expense, telephone expense, and other general and administrative operating expenses.

    Salaries and employee benefits increased $335,000, or 21.8%, during the three-month period ended March 31, 2001 over the comparable three-month period in 2000. This net increase is primarily due to three factors. First, the cost of employee benefit plans, primarily medical insurance, rose steadily over the last year. Second, the Company converted to a common review date in 2000 for annual salary increases. And third, higher salaries resulted from the strengthening of the Company's senior management team.

    Collectively, occupancy and furniture and equipment expenses decreased by 4.5%, or $21,000, during the three-month period ended March 31, 2001 from the comparable three-month period in 2000. These two categories stood jointly at $450,000 and $471,000 for the three-month period ending March 31, 2001 and March 31, 2000, respectively. This decrease is in large part due to the Company's restructuring efforts and continued progress towards expense control.

    Telephone expenses, which includes data line transmissions, increased moderately from $78,000 at March 31, 2000 to $92,000 at March 31, 2001.

    All other operating and administrative expenses in the aggregate decreased by $48,000, or 5.8%, for the three-month period ended March 31, 2001 versus the three-month period ended March 31, 2000. Continued operating efficiencies were recognized contributing to the overall decline in this category.

    Applicable income taxes from continuing operations for the three-month period ended March 31, 2001, and 2000 were $364,000 and $396,000, respectively. The decrease in 2001 from 2000 is reflective of the decrease in pre-tax income between the two periods. The Company's effective tax rate was 36.3% and 36.9% for the three-month periods in 2001 and 2000, respectively.

  INTEREST RATE SENSITIVITY

    Interest rate sensitivity is the relationship between market interest rates and net interest income ("NII") due to the repricing characteristics of assets and liabilities. As interest rates change, interest income and expense also change, thereby changing NII. If more liabilities reprice than assets in a given period, a liability sensitive position is created. If interest rates decline, a liability sensitive position will benefit NII. Alternatively, where assets reprice more quickly than liabilities in a given period (an asset sensitive position), a decline in market rates will have an adverse effect on NII.

    Asset and liability management encompasses an analysis of market risk, the control of interest rate risk (interest sensitivity management), and the ongoing maintenance and planning of liquidity and capital. The composition of the Company's statement of condition is planned and monitored by the Asset and Liability Committee ("ALCO"), a committee comprised of the Bank's executive management. The primary tool used by ALCO to measure and manage interest rate exposure is a simulation model. Use of the model to perform simulations reflecting changes in interest rates over one and two-year time horizons has enabled Management to develop and initiate strategies for managing exposure to interest rate risks. ALCO believes that both individually and in the aggregate these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not an absolutely precise calculation of exposure.

  MARKET RISK

    Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The continuous monitoring and management of this risk is an important component of the Company's asset and liability management process, and is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset and liability management policies to ALCO. In this capacity, Management develops guidelines and strategies impacting the Company's asset and liability management related activities based upon estimated market risk sensitivity, policy limits, and overall market interest rate levels and trends.

  INTEREST RATE RISK

    Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company's financial instruments also change thereby impacting NII, the primary component of the Company's earnings. ALCO utilizes the results of the detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes.

    The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off balance sheet financial instruments. This sensitivity analysis is compared to ALCO policy limits that specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no balance sheet growth, given both a 200 basis point ("bp") upward and downward shift in interest rates. A parallel and pro rata shift in rate over a 12-month period is assumed. The Bank's policy limit threshold is that NII exposure shall not exceed 10% of estimated NII over the next 12 months.

    The simulation modeling process requires the use of hypothetical estimates based on numerous assumptions including, but not limited to, the nature and timing of interest rate levels including yield curve shape, repayments on loans, leases and securities, deposit rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals, customer product preference changes, and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

  LIQUIDITY

    The need for liquidity in a banking institution arises principally to provide for deposit withdrawals, the credit needs of its customers, and to take advantage of investment opportunities. A banking institution may achieve desired liquidity from both assets and liabilities. The Company considers cash and deposits held in other banks, federal funds sold, other short-term investments, maturing loans and investments, receipts of principal and interest on loans, investments available for sale, and potential loan sales as sources of asset liquidity. Deposit growth and access to credit lines established with correspondent banks and market sources of funds are considered by the Company as sources of liability liquidity.

    Historically, during the first half of each year the Bank experiences excess liquidity. The Bank's seasonal agricultural and construction loan demand, which typically occurs each year from early June through late October, tends to absorb excess liquidity and frequently results in a net borrowed position during that time frame.

    The Bank's short-term liquid assets consist of cash and due from banks, federal funds sold, and investment securities with maturities of one year or less (exclusive of pledged securities). Irrespective of maturity, U.S. Government and Agency securities qualify as collateral for borrowings at the Federal Home Loan Bank ("FHLB"), Federal Reserve Bank ("FRB"), and with broker-dealers.

    In order to fund its liquidity needs, the Bank has formal and informal borrowing arrangements with the FRB to meet unforeseen deposit outflows or seasonal loan funding demands. The Bank has also entered an agreement to borrow funds from the FHLB secured by U.S. Government and Agency Obligations in the Bank's investment portfolio. As of March 31, 2001 and March 31, 2000, the Bank had no balances outstanding on these lines.

    The Bank monitors its credit facility availability and unencumbered qualifying collateral in conjunction with its asset and liability management process. Policy limits are established and monitored for maximum borrowings and minimum contingency liquidity levels.

    Management believes the Company maintains adequate amounts of liquidity to meet its needs.

  CAPITAL RESOURCES

    CIB and the Bank are subject to requirements of the FRB and Federal Deposit Insurance Corporation ("FDIC"), respectively, governing capital adequacy. These guidelines are intended to reflect the degree of risk associated with both on and off balance sheet items. Financial institutions are expected to comply with a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, at least half of which must be in Tier 1 Capital. Federal regulatory agencies have also adopted a minimum leverage ratio of 4.0%, which is intended to supplement the risk-based capital requirements and to ensure that all financial institutions continue to maintain a minimum level of core capital.

    Total shareholders' equity on March 31, 2001, increased by $937,000 to $26,707,000 over December 31, 2000 total shareholders' equity of $25,770,000. The increase is attributed to net income during the first three months of 2001 of $651,000, and other comprehensive income, net of tax, of $507,000 associated with the market value adjustment on the Bank's Available-for-Sale securities. These increases to shareholder equity were offset by a cash dividend paid in the amount of $221,000. As can be seen by the following tables, the Company and Bank exceeded all regulatory capital ratios on March 31, 2001 and December 31, 2000.

Risk Based Capital Ratio
As of March 31, 2001

	Company		Bank
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 Risk-Based Capital	$26,078	12.29%	$25,782	12.16%
Tier 1 Capital Minimum Requirement	8,489	4.00%	8,483	4.00%

Excess	$17,589	8.29%	$17,299	8.16%

Total Risk-Based Capital	28,765	13.55%	28,467	13.42%
Total Capital Minimum Requirement	16,977	8.00%	16,966	8.00%

Excess	$11,788	5.55%	$11,501	5.42%

Net Risk-Weighted Assets	$212,216		$212,077

Leverage Capital Ratio
Tier 1 Capital to average assets	$26,078	8.89%	$25,782	8.79%
Minimum leverage requirement	11,735	4.00%	11,734	4.00%

Excess	$14,343	4.89%	$14,048	4.79%

Average total assets	$293,367		$293,351

Risk Based Capital Ratio
As of December 31, 2000

	Company		Bank
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 Risk-Based Capital	$25,683	11.51%	$25,534	11.45%
Tier 1 Capital Minimum Requirement	8,928	4.00%	8,918	4.00%

Excess	$16,755	7.51%	$16,616	7.45%

Total Risk-Based Capital	28,509	12.77%	28,357	12.72%
Total Capital Minimum Requirement	17,856	8.00%	17,835	8.00%

Excess	$10,653	4.77%	$10,522	4.72%

Net Risk-Weighted Assets	$223,196		$222,939

Leverage Capital Ratio
Tier 1 Capital to average assets	$25,683	8.49%	$25,534	8.45%
Minimum leverage requirement	12,093	4.00%	12,090	4.00%

Excess	$13,590	4.49%	$13,444	4.45%

Average total assets	$302,336		$302,239

  SUPERVISION AND REGULATION

    CIB and the Bank operate in a highly regulated environment and are subject to supervision and examination by various federal and state regulatory agencies. CIB, as a bank holding company, is subject to regulation and supervision by primarily the FRB, and the Bank, as a California-chartered commercial bank, is subject to supervision and regulation by primarily the FDIC and the California State Department of Financial Institutions ("DFI"). Federal and California state laws and regulations govern numerous matters involving both entities, including maintenance of adequate capital and financial condition, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits, and restrictions on dividend payments. The federal and state regulatory agencies possess extensive discretion and powers to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. CIB and the Bank also undergo periodic examinations by one or more of these regulatory agencies, which may subject them to changes in asset valuations, in amounts of required loss allowances, and in operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examination. The Bank's operations are also subject to a wide variety of state and federal consumer protection and similar statutes and regulations. Those and other restrictions limit the manner in which CIB and the Bank may conduct business and obtain financing. The laws and regulations to which CIB and the Bank are subject can and do change significantly from time to time, and such changes could materially affect the Company's business, financial condition, and operating results.

  CHANGES IN SENIOR MANAGEMENT

    To further strengthen senior management of the Company, on February 20, 2001 the Board announced that Don McDonel was promoted to the position of Executive Vice President, Commercial and Retail Banking. He accepted this assignment after serving as the Senior Vice President, Senior Loan Officer of the Bank. Mr. McDonel came to the Bank in 1999 with more than twenty (20) years of experience in the banking industry, having most recently served as Executive Vice President/Credit

Administrator of Douglas National Bank in Roseburg, Oregon. The Bank received the necessary approvals to appoint Mr. McDonel to the executive officer position.

  APPROVAL FOR THE OPENING OF A NEW LINCOLN, CALIFORNIA BRANCH

    On July 21, 2000, the Bank received approval from the FDIC to establish a branch in Lincoln, California. Approval was also granted by the DFI on July 3, 2000. It is anticipated that the new branch will open during the second quarter of 2001.

  DIVIDENDS

    Federal and State banking and corporate laws could limit the Bank's ability to pay dividends to CIB. Additionally, the Federal Reserve Board has issued a policy statement that a bank holding company should not declare or pay a cash dividend to its shareholders if the dividend would place undue pressure on the capital of its subsidiary banks or if the dividend could be funded only through additional borrowings or other arrangements that may adversely affect the financial position of the holding company. Furthermore, a bank holding company may not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend, and its prospective rate of earnings retention is sufficient to fully fund each dividend and appears consistent with its capital needs, asset quality and overall financial condition.

  SEGMENT REPORTING

    On January 1, 1998, the Company adopted the Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for public business enterprises' reporting of information about operating segments in annual financial statements. The Statement requires that the enterprises report selected information concerning operating segments in interim financial reports issued to shareholders. Additionally, the Statement establishes requirements for related disclosures about products, services, geographic areas, and major customers.

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

    The adoption of the applicable provisions of SFAS No. 131 did not have a material effect on the Company, as Management believes that it operates only in one segment the commercial banking segment.

  NEW ACCOUNTING PRONOUNCEMENTS

    SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities"

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and the measurement of those instruments at fair value. Recognition of changes in fair value will be recognized into income or as a component of other comprehensive income depending upon the type of the derivative and its related hedge, if any. As issued, SFAS No. 133 was to be effective for the Company beginning January 1, 2000. However, in July 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," extending the effective date to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", to provide guidance in the implementation of certain issues related to SFAS No. 133. Upon implementation at January 1, 2001, there was no material impact on the Company's financial statements.

    SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"

    In September of 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("SFAS No. 140"). This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standard for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS's No. 125's provisions without reconsideration. The Company has adopted the disclosure provisions related to the securitization of financial assets. All transactions entered into after the first quarter of 2001 will be accounted for in accordance with SFAS No. 140. This adoption does not have a material impact on the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In Management's opinion, the Company's market risk and interest rate risk profiles are within reasonable tolerances at this time. (See Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations, sections discussing "Market Risk", "Interest Rate Risk" and "Liquidity" at pages 15-16). No significant changes to the market risk or interest rate risk positions of the Company have occurred since December 31, 2000.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    None reported

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    No changes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None reported.

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
3.1
Secretary's Compiled, Amended and Restated Articles of Incorporation for California Independent Bancorp as of April 26, 2000. Filed as Exhibit 3.1 to the Company's Quarterly Report filed on Form 10Q for the period ended March 31, 2000.*
3.2
Secretary's Compiled, Amended and Restated Bylaws California Independent Bancorp as of March 31, 2000. Filed as Exhibit 3.2 to the Company's Quarterly Report filed on Form 10Q for the period ended March 31, 2000.*
10.30
Form of Employment Security Agreement ("ESA"). During the first-quarter of 2001, the Company entered into the attached Form of ESA with certain of its senior officers and the following executive officers:

Robert Lampert, EVP, Chief Operating Officer
Don McDonel, EVP, Commercial & Retail Banking
Kenneth Anderson, SVP, Branch Services Officer
Blaine Lauhon, SVP, Chief Lending Officer
Doug Marr, SVP, Chief Credit Officer
  (b)
  Reports on Form 8K.

      No reports on Form 8K were filed during the period.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA INDEPENDENT BANCORP
Date:	May 9, 2001	/s/ LARRY D. HARTWIG Larry D. Hartwig President/Chief Executive Officer
Date:	May 9, 2001	/s/ ROBERT J. LAMPERT Robert J. Lampert Executive Vice President/Chief Operating Officer (Principal Financial and Accounting Officer)

QuickLinks

PART I—Financial Information
  ITEM 1. FINANCIAL STATEMENTS
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of March 31, 2001, December 31, 2000, and March 31, 2000 (dollars in thousands) (UNAUDITED)
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME For the Periods ended March 31, 2001 and March 31, 2000 (dollars in thousands except per share amounts) (UNAUDITED)
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Periods ended March 31, 2001 and March 31, 2000 (dollars in thousands) (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.
SIGNATURES