Form 10-Q
period 2001-06-30
CALIFORNIA INDEPENDENT BANCORP
filed 2001-08-10
CIK 948976

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes /x/  No / /

APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2001
Common stock, no par value	2,008,966 shares

This report contains 25 pages. The Exhibit Index is on page 24.

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
PART II—OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS	23
ITEM 2
CHANGES IN SECURITIES AND USE OF PROCEEDS	23
ITEM 3
DEFAULTS UPON SENIOR SECURITIES	23
ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23
ITEM 5
OTHER INFORMATION	23
ITEM 6
EXHIBITS AND REPORTS ON FORM 8K	24
SIGNATURES	25

PART I—Financial Information

ITEM 1. FINANCIAL STATEMENTS

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2001, December 31, 2000, and June 30, 2000
(dollars in thousands)
(UNAUDITED)

	June 30, 2001	December 31, 2000	June 30, 2000
Assets
Cash and Due From Banks	$14,818	$19,359	$16,136
Federal Funds Sold	9,703	7,700	—

Cash and Cash Equivalents	24,521	27,059	16,136
Investment securities:
Held-to-Maturity Securities, at amortized cost (fair value of $3,975, $5,322 and $7,519 respectively)	3,906	5,317	7,611
Available-for-Sale Securities, at fair value	62,756	76,695	84,282

Total Investments	66,662	82,012	91,893
Loans and Leases	166,746	158,681	128,498
Loans and Leases Held-for-Sale	18,699	20,334	41,124

Gross Loans and Leases	185,445	179,015	169,622
Less: Allowance for Loan and Lease Losses	(5,023)	(5,725)	(6,792)

Net Loans and Leases	180,422	173,290	162,830
Premises and Equipment, Net	6,900	6,979	7,006
Interest Receivable	2,272	2,840	3,723
Other Real Estate Owned	580	405	920
Cash Surrender Value of Insurance Policies	4,988	4,870	4,758
Deferred Taxes	1,577	2,168	3,817
Income Tax Receivable	171	89	355
Other Assets	1,373	1,509	584
Net Assets From Discontinued Operations	188	226	164

Total Assets	$289,654	$301,447	$292,186

Liabilities and Shareholders' Equity
Deposits:
Noninterest-Bearing	$60,061	$63,996	$53,781
Interest-Bearing	197,679	203,636	206,174

Total Deposits	257,740	267,632	259,955
Interest Payable	1,435	1,880	1,578
Accrued Compensation Payable	772	631	476
Federal Agency and Other Borrowings	160	4,160	5,573
Other Liabilities	2,106	1,374	1,299

Total Liabilities	262,213	275,677	268,881
Shareholders' Equity
Common stock, no par value-Authorized—20,000,000 Issued and outstanding—2,008,966 shares June 30, 2001, 2,008,966 shares December 31, 2000 and 1,907,018 shares June 30, 2000	19,909	19,909	17,954
Retained Earnings	7,213	6,264	7,200
Debt Guarantee of ESOP	(160)	(160)	(200)
Accumulated Other Comprehensive Income (Loss)	479	(243)	(1,649)

Total Shareholders' Equity	27,441	25,770	23,305

Total Liabilities and Shareholders' Equity	$289,654	$301,447	$292,186

The accompanying notes are an integral part of these consolidated financial statements

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands except per share amounts)
(UNAUDITED)

	Three months ended June 30, 2001	Three months ended June 30, 2000
Interest Income:
Interest and Fees on Loans and Leases	$4,322	$4,122
Interest on Investments-
Taxable Interest Income	1,088	1,536
Nontaxable Interest Income	23	29
Interest on Federal Funds Sold and Other Interest Income	124	129

Total Interest Income	5,557	5,816

Interest Expense:
Interest on Deposits	1,837	2,241
Interest on Other Borrowings	11	19

Total Interest Expense	1,848	2,260

Net Interest Income	3,709	3,556
Provision for Loan and Lease Losses	—	50

Net Interest Income After Provision for Loan and Lease Losses	3,709	3,506

Noninterest Income:
Service Charges on Deposit Accounts	279	253
Loan Servicing Fees	34	27
Brokered Loan Fees	54	19
Alternative Investment Fee Income	46	53
Cash Surrender Value of Life Insurance Policies	71	64
Other	27	129

Total Noninterest Income	511	545

Noninterest Expense:
Salaries and Employee Benefits	1,758	1,624
Occupancy Expense	204	161
Furniture and Equipment Expense	274	293
Legal and Professional Fees	206	207
Telephone Expense	81	60
Other Operating and Administrative Expense	566	592

Total Noninterest Expense	3,089	2,937

Income Before Provision for Income Taxes	1,131	1,114
Provision for Income Taxes	405	425

Net Income From Continuing Operations	726	689
Income on Discontinued Operations, net of tax effect	14	17

Net Income	$740	$706

Share Data:
Earnings Per Share:
Basic-From Continuing Operations	$0.36	$0.34
Basic-After Discontinuance of Subsidiary	0.37	0.35
Diluted-From Continuing Operations	0.35	0.34
Diluted-After Discontinuance of Subsidiary	0.36	0.35
Weighted Average Basic Shares	2,008,966	2,000,991
Weighted Average Diluted Shares	2,047,792	2,021,390

    Basic and diluted earnings per share, and the weighted average shares, have been adjusted for the three-months ended June 30, 2000 to reflect the 5% stock dividend distributed on September 15, 2000.

The accompanying notes are an integral part of these consolidated financial statements

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands except per share amounts)
(UNAUDITED)

	Six months ended June 30, 2001	Six months ended June 30, 2000
Interest Income:
Interest and Fees on Loans and Leases	$8,609	$7,992
Interest on Investments-
Taxable Interest Income	2,315	2,909
Nontaxable Interest Income	49	63
Interest on Federal Funds Sold and Other Interest Income	290	536

Total Interest Income	11,263	11,500

Interest Expense:
Interest on Deposits	3,907	4,476
Interest on Other Borrowings	57	26

Total Interest Expense	3,964	4,502

Net Interest Income	7,299	6,998
Provision for Loan and Lease Losses	—	200

Net Interest Income After Provision for Loan and Lease Losses	7,299	6,798

Noninterest Income:
Service Charges on Deposit Accounts	531	503
Loan Servicing Fees	192	218
Brokered Loan Fees	66	47
Alternative Investment Fee Income	91	104
Cash Surrender Value of Life Insurance Policies	139	128
Other	93	235

Total Noninterest Income	1,112	1,235

Noninterest Expense:
Salaries and Employee Benefits	3,629	3,160
Occupancy Expense	372	331
Furniture and Equipment Expense	556	594
Legal and Professional Fees	396	318
Telephone Expense	173	141
Other Operating & Administrative Expense	1,151	1,301

Total Noninterest Expense	6,277	5,845

Income Before Provision for Income Taxes	2,134	2,188
Provision for Income Taxes	769	822

Net Income From Continuing Operations	1,365	1,366
Income on Discontinued Operations, net of tax effect	26	20

Net Income	$1,391	$1,386

Share Data:
Earnings Per Share:
Basic—From Continuing Operations	$0.68	$0.68
Basic—After Discontinuance of Subsidiary	0.69	0.69
Diluted—From Continuing Operations	0.67	0.68
Diluted—After Discontinuance of Subsidiary	0.68	0.69
Weighted Average Basic Shares	2,008,966	2,000,517
Weighted Average Diluted Shares	2,036,787	2,020,915

    Basic and diluted earnings per share, and the weighted average shares, have been adjusted for the six-months ended June 30, 2000 to reflect the 5% stock dividend distributed on September 15, 2000.

The accompanying notes are an integral part of these consolidated financial statements

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six-month Periods ended June 30, 2001 and June 30, 2000
(dollars in thousands)
(UNAUDITED)

	June 30, 2001	June 30, 2000
Cash Flows From Operating Activities
Net Income	$1,391	$1,386
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	433	490
Provision for Loan and Lease Losses	—	200
Purchases of Loans and Leases Held-for-Sale	(327)	—
Originations of Loans and Leases Held-for-Sale	—	(2,577)
Proceeds from Loan and Lease Sales	426	1,135
(Gain) on Sale of Other Real Estate Owned	(14)	—
(Gain) loss on Sale of Premises and Equipment	22	7
(Increase) Decrease in Assets:
Interest Receivable	568	(440)
Deferred Taxes	—	407
Cash Surrender Value of Insurance Policies	(118)	(109)
Income Tax Receivable	(82)	21
Net Assets From Discontinued Operations	38	(276)
Other Assets	136	(260)
Increase (Decrease) in Liabilities:
Interest Payable	(445)	45
Deferred Compensation Payable	141	22
Other Liabilities	(3,268)	5,105

Net Cash Provided By (Used For) Operating Activities	(1,099)	5,156
Cash Flows From Investing Activities
Net (Increase) Decrease in Loans and Leases	(7,509)	(7,039)
Purchase of Securities Available-for-Sale	(21,090)	(15,751)
Proceeds From Maturity of Securities Held-to-Maturity	1,345	8,507
Proceeds From Sales, Maturities and Calls of Securities Available-for-Sale	36,408	1,076
Proceeds From Sales of Other Real Estate Owned	117	380
Purchases of Premises and Equipment	(376)	(160)

Net Cash Provided By (Used For) Investing Activities	8,895	(12,987)
Cash Flows From Financing Activities
Net Increase (Decrease) in Noninterest Bearing Deposits	(3,935)	(6,703)
Net Increase (Decrease) in Interest Bearing Deposits	(5,957)	(6,801)
Cash Dividends	(442)	(419)
Stock Options Exercised	—	3

Net Cash (Used For) Financing Activities	(10,334)	(13,920)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,538)	(21,751)

Cash and Cash Equivalents, Beginning of Year	27,059	37,887

Cash and Cash Equivalents, End of Period	24,521	16,136

The accompanying notes are an integral part of these consolidated financial statements

Note 1—Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of Management, the unaudited consolidated financial statements contain all adjustments that are necessary to present fairly the financial position of California Independent Bancorp ("CIB") and its subsidiaries (collectively, the "Company") at June 30, 2001, December 31, 2000, and June 30, 2000, and the results of its operations for the three and six-month periods ended June 30, 2001, and June 30, 2000.

    Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with SEC rules or regulations. The results of operations for the periods ended June 30, 2001, are not necessarily indicative of the operating results for the full year ending December 31, 2001. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report and Form 10K for the year ended December 31, 2000.

Note 2—Principles of Consolidation

    The accompanying financial statements include the accounts of CIB and its wholly owned subsidiary, Feather River State Bank ("Bank") and its wholly owned subsidiary, E.P.I. Leasing Co., Inc. ("EPI"), whose operations have been discontinued. Significant intercompany balances and transactions have been eliminated in consolidation.

Note 3—Loans to Directors

    In the ordinary course of business, the Bank makes loans to directors of the Company. Loans to directors amounted to approximately $2,296,000, $3,165,000, and $3,342,000 at June 30, 2001, December 31, 2000, and June 30, 2000, respectively.

Note 4—Commitments and Contingent Liabilities

    In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

Note 5—Cash and Stock Dividends

    In March, June, August, and November of 2000, and February and May of 2001, CIB paid an eleven-cent per share cash dividend.

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

Note 7—Comprehensive Income

    For the Company, comprehensive income includes net income and changes in the fair value of its available-for-sale investment securities. Total comprehensive income for the six months ended June 30, 2001 and June 30, 2000 was $1,870,000 and ($263,000), respectively.

Note 8—Financial Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and the measurement of those instruments at fair value. Recognition of changes in fair value will be recognized as income or as a component of other comprehensive income depending upon the type of the derivative and its related hedge, if any. As issued, SFAS No. 133 was to be effective for the Company beginning January 1, 2000. However, in July 2000, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," extending the effective date to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," to provide guidance in the implementation of certain issues related to SFAS No. 133. Upon implementation at January 1, 2001, there was no material impact on the Company's financial statements.

    In September of 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"), a replacement of FASB Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standard for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The Company has adopted the disclosure provisions related to the securitization of financial assets. All transactions entered into after the first quarter of 2001 will be accounted for in accordance with SFAS No. 140. This adoption does not have a material impact on the Company.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). These Statements change the method of accounting for business combinations and goodwill in two significant ways. First, SFAS No. 141 prohibits the use of the pooling of interests method and requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. Second, SFAS No. 142 changes the accounting method for goodwill from an amortization method to an impairment-only approach. As a result, goodwill will be accounted for as an asset unless it declines in value. Companies will be required to test their goodwill valuation periodically for "impairment" or loss and to recognize any change on their books. The amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which for companies with calendar year ends, will be January 1, 2002. Management does not believe that the adoption of these Statements will have a material impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    California Independent Bancorp ("CIB"), through its wholly owned subsidiary Feather River State Bank ("Bank"), engages in a broad range of financial service activities. The Bank commenced operations in 1977 as a California state chartered commercial bank. CIB was formed in 1994 and became the holding company for the Bank in May 1995 after receiving regulatory and shareholder approval. In October 1996, the Bank acquired E.P.I. Leasing Co. ("EPI") and has operated it as a subsidiary. Consistent with the Bank's decision in the first quarter of 2000 to discontinue originating and purchasing leases through EPI, it is anticipated that the business affairs of EPI will be dissolved following the orderly wind-down of the remaining lease portfolio.

    Certain statements in this Form 10Q quarterly report, and in Management's Discussion and Analysis of Financial Condition and Results of Operations (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan and lease losses; the loss of key personnel; change in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset and liability matching risks and liquidity risks; changes in the securities markets; and the impact of the California energy shortage and significantly higher energy costs.

    The following discussion and analysis are designed to provide a better understanding of the significant changes and trends related to the financial condition, operating results, asset and liability management, liquidity, and capital resources of CIB and the Bank (collectively, the "Company"). The discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and its accompanying notes.

OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS

    Total assets at June 30, 2001 were $289,654,000. This figure represents a decrease from $301,447,000 at December 31, 2000, and $292,186,000 at June 30, 2000.

    Gross loans and leases were $185,445,000 at June 30, 2001, an increase of 3.6% from $179,015,000 at December 31, 2000, and a 9.3% increase from $169,622,000 at June 30, 2000. The increase in loans over the past twelve-month period is attributable to successful business development efforts and the Bank's strategic decision to further diversify its overall loan portfolio via growth primarily in the commercial and real estate portfolios.

    The Company's investment portfolio at June 30, 2001 was $66,662,000, compared to $82,012,000 at December 31, 2000, and $91,893,000 at June 30, 2000. Decreases in the Company's investment portfolio during the first six-months of 2001 were primarily the result of bond calls driven by the Federal Reserve Bank's continued easing of interest rates. Cash and cash equivalents, which consisted of cash and due from banks and federal funds sold, were $24,521,000 at June 30, 2001, $27,059,000 at December 31, 2000, and $16,136,000 at June 30, 2000.

    Total deposits of the Company remain strong at $257,740,000, $267,632,000, and $259,955,000 at June 30, 2001, December 31, 2000, and June 30, 2000, respectively. The increase at December 31, 2000, compared to the other two periods, is indicative of normal seasonal fluctuations in deposits.

    The ratio of gross loans to deposits was 72.0%, 66.9%, and 65.3% at June 30, 2001, December 31, 2000, and June 30, 2000, respectively.

  LOANS AND LEASES

    The Company continues to emphasize real estate, commercial, agricultural, and consumer lending. Beginning in 2000 and continuing into 2001, the Company proactively intensified its focus on real estate secured lending to further diversify the loan portfolio, improve asset quality, and meet customer needs in its geographic market segments. The Company lends primarily to small and medium sized businesses, small to large sized farms, and consumers. The Company's market area is comprised principally of Sutter, Yuba, Colusa, Yolo, and Placer counties; and, secondarily, Sacramento, El Dorado, Butte, and Glenn counties.

    Due to the loan and lease portfolio's composition, the Company sustains moderate variations in outstanding loan totals. More specifically, certain seasonal variations are expected to occur in the agricultural and construction loan portfolios. The table below sets forth the composition of the Company's loan and lease portfolio as of June 30, 2001, December 31, 2000, and June 30, 2000.

COMPOSITION OF LOAN AND LEASE PORTFOLIO
(dollars in thousands)

Loan Category	June 30, 2001	December 31, 2000	June 30, 2000
Commercial	$25,402	$21,043	$18,302
Agricultural	26,703	20,648	34,333
Real Estate-Construction	33,437	35,783	31,001
Real Estate-Mortgage	78,276	75,627	56,115
Leases	15,479	19,609	23,925
Consumer	4,727	4,472	3,713
Other	1,421	1,833	2,234

Total	$185,445	$179,015	$169,623

    The principal changes in the loan and lease portfolio between June 30, 2000, December 31, 2000, and June 30, 2001 are discussed below:

  •
  Commercial loans continue to show consistent growth. At June 30, 2001, commercial loans increased $4,359,000, or 20.7%, over December 31, 2000, and $7,100,000, or 38.8%, over June 30, 2000. The increase is attributed to a strategically focused marketing effort in this area.

  •
  At June 30, 2001, agricultural loans increased $6,055,000, or 29.3%, from December 31, 2000, and decreased 7,630,000, or 22.2%, from June 30, 2000. The increase in agricultural loans from year-end is primarily due to seasonal factors and is consistent with the Bank's peak agricultural lending period which historically begins to increase in June, peak in August and September, and pay-down beginning in October of each year. In contrast, four principal factors contributed to the decline from June 30, 2000 to June 30, 2001. First, the Bank's enhanced credit standards have resulted in lower agricultural loan production. Second, the decline in the agricultural economy has had a strong impact on loan production. Third, the Bank successfully collected a substantial number of troubled agricultural loans during 2000. And fourth, agricultural lending competition in the Bank's core market area remains intense.

  •
  A modest increase of $2,436,000, or 7.9%, occurred in real estate construction loans between June 30, 2000 and June 30, 2001. The Bank remains committed to providing construction loans in its core market areas, primarily to finance a variety of commercial, office and retail projects, as well as the construction of single family homes.

  •
  The Bank realized substantial growth in its real estate mortgage loan portfolio. Mortgage loans secured by commercial, residential, and agricultural real estate increased $22,161,000, or 39.5%, from June 30, 2000 to June 30, 2001. The increase is primarily the result of successful business development efforts, an intensified focus on Placer County as a primary market area, and the Bank's strategic decision to further diversify its overall loan portfolio via growth in the real estate secured lending sector.

  •
  Lease financing receivables declined $8,446,000, or 35.3%, between June 30, 2000 and June 30, 2001. This decline is the direct result of the Bank's decision in the first quarter of 2000 to discontinue originating and purchasing leases through EPI. Consequently, the reduction of the Bank's lease portfolio was primarily due to scheduled lease portfolio amortization.

    In conjunction with the Bank's decision to discontinue and wind down the operations of EPI, servicing of the lease portfolio was outsourced to Bancorp Financial Services, Inc ("BFS"), a third party specializing in the origination, acquisition, and servicing of small ticket leases. On May 21, 2001, Humboldt Bancorp ("Humboldt"), BFS's parent company, announced a plan to wind down, over time, the operations of BFS in an orderly fashion. Subsequently, on July 25, 2001, Humboldt announced that it expects to complete its wind-down process during the third quarter of 2001, which will include the transfer of remaining lease-servicing obligations to a third party. As a result of these developments, Management is monitoring the situation closely and evaluating its alternatives to mitigate any potential impact relative to BFS's change in status.

  •
  The Company makes consumer loans, including secured loans and lines of credit, to finance a variety of consumer needs. Consumer loans increased $1,014,000, or 27.3%, between June 30, 2000 and June 30, 2001. The increase in this loan category was due to the Bank's enhanced focus on retail banking products.

    During the first and second quarter of 2001, there were no significant changes in the Bank's loan management, lending philosophy, or credit delivery procedures. The Company continues to emphasize high credit quality and superior customer service as two key components of its strategic direction.

  LOAN AND LEASE QUALITY

    The Company places loans and leases on nonaccrual status when either principal or interest has been past due for 90 days or more. Exceptions to this policy can be made if the loan or lease is well secured and in the process of collection. The Company also places loans and leases on nonaccrual when payment in full of principal or interest is not expected, or the financial condition of the borrower has significantly deteriorated. At the time that a loan or lease is placed on nonaccrual, any accrued but uncollected interest is reversed and additional income is recorded on a cash basis as payments are received. In the normal course of business, at the discretion of Management, loans and leases that are in the process of renewal or are well secured and in the process of collection may not be placed on nonaccrual status. A nonaccrual loan or lease may be restored to an accrual basis when interest and principal payments are current and the prospects for future payments are no longer in doubt.

    Nonperforming loans and leases consist of "Accruing Loans and Leases Past Due 90 Days or More" and "Nonaccrual Loans and Leases." The table below summarizes the composition of nonperforming loans and leases as of June 30, 2001, December 31, 2000, and June 30, 2000, as well as the changes between the periods.

Composition of Nonperforming Loans and Leases
(dollars in thousands)

	June 30, 2001	% Change From June 30, 2000 To June 30, 2001	December 31, 2000	% Change From June 30, 2000 To December 31, 2000	June 30, 2000
Accruing loans and leases past due 90 days or more
Commercial	$—	—	$—	—	$—
Agricultural	—	(100.0)%	—	(100.0)%	374
Real Estate	—	(100.0)%	—	(100.0)%	638
Leases	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	(100.0)%	$—	(100.0)%	$1,012

Nonaccrual Loans and Leases
Commercial	$575	(69.6)%	$2,059	8.9%	$1,890
Agricultural	1,836	(60.8)%	2,613	(44.3)%	4,689
Real Estate	1,681	54.4%	253	(76.8)%	1,089
Leases	—	(100.0)%	—	(100.0)%	31
Consumer	9	28.6%	—	(100.0)%	7

Total	$4,101	(46.8)%	$4,925	(36.1)%	$7,706

Total Nonperforming Loans and Leases	$4,101	(53.0)%	$4,925	(43.5)%	$8,718

    The trend in nonperforming loans and leases has improved over the past year, decreasing from $8,718,000, or 5.1% of gross loans and leases, at June 30, 2000 to $4,101,000, or 2.2% of gross loans and leases, at June 30, 2001. During the first half of 2001, the Company continued to successfully implement its classified asset reduction plan and enhance quality control in the management of the loan and lease portfolios.

    The composition of the Company's nonaccrual loans and leases remain limited primarily to a few large agribusiness, commercial, and agricultural real estate relationships. At June 30, 2001, 94.2% of the Company's total nonaccrual loans and leases were concentrated in three relationships. One of the relationships, totaling $2,183,000, or 53.2%, is agribusiness in nature, and two relationships equaling $1,681,000, or 41.0%, are agricultural real estate. Each of these nonaccrual loan relationships are in the process of collection and are believed to be adequately supported by collateral.

    Similarly, as of December 31, 2000, 94.9% of the Company's total nonaccrual loans and leases were concentrated in ten relationships. Three of the relationships, totaling $2,650,000, or 53.2% were agribusiness in nature, while the remaining seven relationships, equaling $2,080,000, or 41.7%, were commercial.

    Loans and leases on accrual status that were past due 90 days or more as to principal and interest continue to be held at zero for June 30, 2001, as was December 31, 2000. At June 30, 2000, this amount totaled $1,012,000.

    The Company's allowance for loan and lease losses ("ALLL") totaled $5,023,000, or 2.7% of gross loans and leases, as of June 30, 2001. This amount compares to $5,725,000, or 3.2%, of gross loans and leases as of December 31, 2000, and $6,792,000, or 4.0%, of gross loans and leases as of June 30, 2000. The Company uses the allowance method in providing for possible loan and lease losses. Loan and lease losses are charged against the ALLL and recoveries are credited to it. Management believes that the total ALLL is adequate to cover potential losses in the loan and lease portfolios. While Management uses all available information to provide for loan and lease losses, future additions to the ALLL may be necessary based on changes in economic conditions and other factors.

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

    Provisions to the ALLL totaled $0 and $200,000 for the six-month periods ending June 30, 2001 and June 30, 2000, respectively; and $0 and $50,000 for the three-month periods ending June 30, 2001 and June 30, 2000, respectively. Total provisions to the ALLL for the year ended December 31, 2000 equaled $200,000. Loan and lease charge-offs for the six-months ended June 30, 2001 totaled $986,000, as compared to $542,000 for the six-months ended June 30, 2000. Loan and lease recoveries were $285,000 for the six-months ended June 30, 2001, compared to $363,000 for the six-months ended June 30, 2000. The following table illustrates the activity in the Bank's allowance for loan and lease losses for the six-months ended June 30, 2001 and June 30, 2000.

Activity in Allowance for Loan and Lease Losses
(dollars in thousands)

	For the Six-months ended June 30,
	2001	2000
Balance of Allowance at January 1	$5,724	$6,771
Charge-off by Loan Category:
Commercial	213	223
Agricultural	600	62
Real Estate	—	5
Leases	166	252
Consumer	7	—

Total	986	542

Recoveries by Loan Category:
Commercial	135	40
Agricultural	11	31
Real Estate	34	180
Leases	103	111
Consumer	2	1

Total	285	363

Net Charge-offs	701	179
Provision Charged to Expense	—	200

Balance, June 30	$5,023	$6,792

  INVESTMENTS

    The Company's investment portfolio was $66,662,000 at June 30, 2001, compared to $82,012,000 at December 31, 2000, and $91,893,000 at June 30, 2000. The decrease of $25,231,000, or 27.5%, from June 30, 2000 to June 30, 2001, is primarily the result of bond calls due to the downward movement in interest rates experienced during the first and second quarters of 2001 and, to a lesser extent, normal bond maturities. The proceeds from securities liquidations were primarily used to fund loan growth, with the excess being reinvested into qualifying replacement securities and federal funds sold.

    As of June 30, 2001, the Company's "available-for-sale" category adjustment reflected a net unrealized gain of $479,000, net of taxes. The approximate market value of the Company's investment portfolio at June 30, 2001 was $66,731,000. As of June 30, 2000, the Company's "available-for-sale" category adjustment reflected a net unrealized loss of $1,649,000, net of taxes, and the approximate market value of the Company's investment portfolio was $91,801,000. The $2,128,000 change in the unrealized gain/loss between the two periods is primarily the result of decreasing interest rates.

RESULTS OF OPERATIONS

Three and Six-Months Ended June 30, 2001
Compared with
Three and Six-Months Ended June 30, 2000

    The Company recognized net income of $1,391,000 for the first half of 2001, resulting in diluted earnings per share of $0.68. Net income for the three-month period ending June 30, 2001 was $740,000, resulting in diluted earnings of $0.36 per share. The net income for the three and six-month periods ending June 30, 2001 was slightly higher than the 2000 comparable periods. The Company reported net income of $706,000, or $0.35 per share on a diluted basis, for the same three-month period of 2000, and $1,386,000, or $0.69 per share on a diluted basis, for the same six-month period of 2000, respectively (after retroactively adjusting the first and second quarters of 2000 for the effect of the Company's 5% stock dividend distributed on September 15, 2000).

    Net interest income rose for the six-months ending June 30, 2001 to $7,299,000 from $6,998,000 for the same six-month period in 2000, an increase of $301,000, or 4.3%. Net interest income also increased for the three-months ending June 30, 2001 to $3,709,000 from $3,556,000 for the same three-month period in 2000, an increase of $153,000, or 4.3%. These increases reflect the combined effect of a variety of factors affecting interest income and interest expense as described below. Net interest income after provision for loan and lease losses for the six-months ending June 30, 2001 increased $501,000, or 7.4%, over the same six-month period in 2000. Net interest income after provision for loan and lease losses for the three-months ending June 30, 2001 increased $203,000, or 5.8%, over the same three-month period in 2000. The decline in the provision for loan and lease losses was primarily due to the overall improvement in asset quality that has occurred since June 30, 2000. More specifically, the combined effect of lower than anticipated charge-offs, higher than anticipated recoveries on previously charged-off loans and leases, and the successful resolution of certain problem credits mitigated the need to further build reserves via provisions charged to income.

    The Company's primary source of income is interest and fees on loans and leases. The table below depicts average loans and leases and yields for the three and six-month periods ending June 30, 2001 and 2000.

Loans and Leases (dollars in thousands)	Three-months ended June 30, 2001	Three-months ended June 30, 2000	Six-months ended June 30, 2001	Six-months ended June 30, 2000
Average loans and leases outstanding	$180,139	$161,216	$178,113	$158,562
Average yields	9.60%	10.23%	9.67%	10.08%
Interest and fees earned	$4,322	$4,122	$8,609	$7,992
Average prime rate	7.34%	9.25%	7.98%	8.97%

    The three and six-month average outstanding loans and leases at June 30, 2001, were up $18,923,000, or 11.7%, and $19,551,000, or 12.3%, respectively, over the same three and six-month comparable periods in 2000. The increase in average outstanding loans and leases is reflective of the Bank's aggressive marketing efforts and the Bank's intensified expansion into Placer County. Both the volume and rate are primarily impacted as a result of the declining interest rate environment experienced during the first six months of 2001 and competitive pressure to acquire and retain quality customers for the Company. Additionally, the decline in average yields is in part the result of obtaining business under a more stringent credit underwriting process. This has a direct tradeoff in risk that is not reflected in the yield calculation.

    Rates and amounts paid on average deposits, including noninterest-bearing deposits, for the three and six-month periods ended June 30, 2001, compared to the same periods in 2000, are set forth in the following table:

Deposits (dollars in thousands)	Three-months ended June 30, 2001	Three-months ended June 30, 2000	Six-months ended June 30, 2001	Six-months ended June 30, 2000
Average deposits outstanding	$255,557	$263,750	$257,801	$268,147
Average rates paid	2.88%	3.40%	3.03%	3.34%
Interest expense	$1,837	$2,241	$3,907	$4,476

    The Company experienced a decrease in total interest expense of 18.2%, or $412,000, for the three-month period ending June 30, 2001, in comparison to the same three-month period of 2000. Total interest expense decreased 12.0%, or $538,000, for the six-month period ending June 30, 2001, in comparison to the same six-month period of 2000. This is primarily attributed to a decrease in interest rates and a change in the mix of deposits. Average rates paid on deposits decreased from 3.4% for the three-month period ending June 30, 2000 to 2.9% for the three-month period ending June 30, 2001. Average rates paid on deposits decreased from 3.3% for the six-month period ending June 30, 2000 to 3.0% in the six-month period ending June 30, 2001. Interest-bearing deposits comprised 76.7% of total deposits at June 30, 2001, as compared to 79.3% at June 30, 2000.

    The Company recognized a decrease in total noninterest income of $34,000, or 6.2%, for the three-month period ending June 30, 2001 versus the same period in 2000. Total noninterest income decreased $123,000, or 10.0%, for the six-month period ending June 30, 2001 versus the same period in 2000. Total noninterest income consists of service charges on deposit accounts, loan servicing fees, brokered loan fees, and other noninterest income.

    Service charge income on deposit accounts, one of the primary components of noninterest income, showed an increase of $26,000, or 10.3%, for the three-month period ending June 30, 2001 over the three-month period ending June 30, 2000, and an increase of $28,000, or 5.6%, for the six-month period ending June 30, 2001 over the same six-month period in 2000. Income derived from service charges on deposit accounts was $531,000 and $503,000 for the six-month periods ending June 30, 2001 and June 30, 2000, respectively.

    Loan service fee income for the three-month period ending June 30, 2001 increased $7,000 in comparison to the three-month period ending June 30, 2000, and decreased by $26,000, or 11.9%, for the six-month period ending June 30, 2001 compared to the six-month period ending June 30, 2000. The decrease is attributable to normal principal amortization on serviced loans and the Bank's loss of servicing rights on a pool of agricultural mortgage loans. One of the insurance companies that had previously purchased agricultural mortgage loans from the Bank elected to take back the loan servicing rights pursuant to the servicing contract, thereby reducing the principal balance of mortgage loans serviced.

    Income from brokered loan fees for the three-months ended June 30, 2001 increased $35,000, or 184.2%, in comparison to the three-month period ended June 30, 2000, and increased $19,000, or 40.4%, for the six-months ended June 30, 2001, compared to the six-month period ended June 30, 2000. This increase is primarily due to favorable pricing variances on the brokering of non-conforming residential real estate loans.

    All other noninterest income, which consists of alternative investment fee income, cash surrender value of life insurance policies, and other noninterest income, decreased by $102,000 for the three-month period ended June 30, 2001 in comparison to the three-month period ended June 30, 2000, and decreased by $144,000 for the six-month period ended June 30, 2001 compared to the six-month period ended June 30, 2000. These decreases include recurring operating and impairment losses on an investment made in a Community Reinvestment Act qualified California Affordable Housing Project, the economic value of which is ultimately realized through the tax benefit it generates.

    During the three-month period ended June 30, 2001, the Company experienced an increase of $152,000, or 5.2%, in total noninterest expense over the three-month period ended June 30, 2000. Total noninterest expense increased $432,000, or 7.4%, for the six-month period ended June 30, 2001 compared to the six-month period ended June 30, 2000. Total noninterest expense stood at $6,277,000 and $5,845,000 for the six-month periods ending June 30, 2001 and June 30, 2000, respectively. Noninterest expenses consist of salaries and employee benefits, occupancy and furniture and equipment expense, legal and professional fees, telephone expense, and other general and administrative operating expenses.

    Salaries and employee benefits increased $134,000, or 8.3%, and $469,000, or 14.8%, for the three and six-month periods ending June 30, 2001, over the same periods in 2000. These net increases are primarily due to three factors. First, the cost of employee benefit plans, primarily medical insurance, and to a lesser extent, expenses associated with the Company's 401K plan, rose significantly over the last year. Second, higher incentive accruals resulted from the Company's strategic goal to further strengthen its sales and service culture. And third, the Bank recognized a one-time restructuring charge related to the reorganization and streamlining of its loan origination delivery system.

    Collectively, occupancy and furniture and equipment expenses increased $24,000, or 5.3%, and $3,000, or 0.3%, for the three and six-month periods ending June 30, 2001, over the same periods in 2000, respectively. These two categories stood jointly at $928,000 and $925,000 for the six-month periods ending June 30, 2001 and June 30, 2000, respectively.

    Legal and professional fees, consisting primarily of outside legal counsel, independent accountants, and consultants, were relatively the same for the three-month periods ending June 30, 2001, and June 30, 2000. Alternatively, legal and professional fees increased $78,000, or 24.5%, for the six-month period ended June 30, 2001 over the same six-month period in 2000. This increase was primarily due to consulting costs related to the Bank's process improvement initiatives and, to a lesser extent, compliance with certain privacy provisions of the Grahm-Leach-Bliley Act.

    Telephone expenses, which include data line transmissions, increased $21,000, or 35.0%, and $32,000, or 22.7%, for the three and six-month periods ended June 30, 2001 versus the same periods in 2000, respectively.

    All other operating and administrative expenses in the aggregate decreased $26,000, or 4.4%, and $150,000, or 11.5% for the three and six-month periods ended June 30, 2001 versus the same periods in 2000. The Company continued to recognize operating efficiencies which contributed to the overall decline in this category.

    Applicable income taxes from continuing operations for the three and six-month periods ended June 30, 2001, were $405,000 and $769,000, respectively. This compares to $425,000 and $822,000 for the three and six-month periods, respectively, ended June 30, 2000. The Company's effective tax rate was 35.8% and 36.0% for the three and six-month periods ended June 30, 2001, and 38.2% and 37.6% for the three and six-month periods, respectively, ended June 30, 2000.

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

    Asset and liability management encompasses an analysis of market risk, the control of interest rate risk (interest sensitivity management), and the ongoing maintenance and planning of liquidity and capital. The composition of the Company's statement of condition is planned and monitored by the Asset and Liability Committee ("ALCO"), a committee comprised of the Bank's executive management. The primary tool used by ALCO to measure and manage interest rate exposure is a simulation model. Use of the model to perform simulations reflecting changes in interest rates over one and two-year time horizons has enabled Management to develop and initiate strategies for managing exposure to interest rate risks. ALCO believes that, individually and in the aggregate, these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not an absolutely precise calculation of exposure.

  MARKET RISK

    Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The continuous monitoring and management of this risk is an important component of the Company's asset and liability management process, and is governed by policies established by its board of directors which are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset and liability management policies to ALCO. In this capacity, Management develops guidelines and strategies impacting the Company's asset and liability management related activities based upon estimated market risk sensitivity, policy limits, and overall market interest rate levels and trends.

  INTEREST RATE RISK

    Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company's financial instruments also change, thereby impacting NII, the primary component of the Company's earnings. ALCO utilizes the results of the detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes.

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

    The simulation modeling process requires the use of hypothetical estimates based on numerous assumptions including, but not limited to, the nature and timing of interest rate levels including yield curve shape, repayments on loans, leases and securities, deposit rates, pricing decisions on loans and deposits, reinvestment and replacement of assets, and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals, customer product preference changes, and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

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

    In order to fund its liquidity needs, the Bank has formal and informal borrowing arrangements with the FRB to meet unforeseen deposit outflows or seasonal loan funding demands. The Bank has also entered an agreement to borrow funds from the FHLB secured by U.S. Government and Agency obligations in the Bank's investment portfolio. As of June 30, 2001 and June 30, 2000, the Bank had $0 and $5,373,000, respectively, outstanding on these lines.

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

    Total shareholders' equity on June 30, 2001 increased by $1,671,000 to $27,441,000 over December 31, 2000 total shareholders' equity of $25,770,000. The increase is attributed to net income of $1,391,000 during the first six months of 2001, and an increase in other comprehensive income, net of tax, of $722,000 associated with the market value adjustment on the Bank's Available-for-Sale securities. These increases to shareholder equity were offset by cash dividends paid in the amount of $442,000. As can be seen by the following tables, the Company and Bank exceeded all regulatory capital ratios on June 30, 2001 and December 31, 2000.

Risk Based Capital Ratio
As of June 30, 2001

	Company		Bank
(Dollars in thousands)
	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$26,829	12.28%	$26,596	12.18%
Tier 1 Capital Minimum Requirement	8,739	4.00%	8,732	4.00%

Excess	$18,090	8.28%	$17,864	8.18%

Total Risk-Based Capital	29,588	13.54%	29,354	13.45%
Total Capital Minimum Requirement	17,479	8.00%	17,465	8.00%

Excess	$12,109	5.54%	$11,889	5.45%

Net Risk-Weighted Assets	$218,487		$218,307

Leverage Capital Ratio
Tier 1 Capital to average assets	$26,829	9.36%	$26,596	9.28%
Minimum leverage requirement	11,467	4.00%	11,460	4.00%

Excess	$15,362	5.36%	$15,136	5.28%

Average total assets	$286,669		$286,507

Risk Based Capital Ratio
As of December 31, 2000

	Company		Bank
(Dollars in thousands)
	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$25,683	11.51%	$25,534	11.45%
Tier 1 Capital Minimum Requirement	8,928	4.00%	8,918	4.00%

Excess	$16,755	7.51%	$16,616	7.45%

Total Risk-Based Capital	28,509	12.77%	28,357	12.72%
Total Capital Minimum Requirement	17,856	8.00%	17,835	8.00%

Excess	$10,653	4.77%	$10,522	4.72%

Net Risk-Weighted Assets	$223,196		$222,939

Leverage Capital Ratio
Tier 1 Capital to average assets	$25,683	8.49%	$25,534	8.45%
Minimum leverage requirement	12,093	4.00%	12,090	4.00%

Excess	$13,590	4.49%	$13,444	4.45%

Average total assets	$302,336		$302,239

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

  NEW BRANCH OPENINGS

    On May 31, 2001, the Bank opened a branch in Lincoln, California. Approval from the FDIC was received on July 21, 2000. Approval was also granted by the DFI on July 3, 2000. Additionally the Bank received approval from the DFI on June 20, 2001 for a full service branch in Roseville, California. The Bank currently operates a loan production office at the Roseville site and it is anticipated that the branch will open during the third quarter of 2001.

  DIVIDENDS

    Federal and California banking and corporate laws could limit the Bank's ability to pay dividends to CIB. Additionally, the Federal Reserve Board has issued a policy statement that a bank holding company should not declare or pay a cash dividend to its shareholders if the dividend would place undue pressure on the capital of its subsidiary banks or if the dividend could be funded only through additional borrowings or other arrangements that may adversely affect the financial position of the holding company. Furthermore, a bank holding company may not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention is sufficient to fully fund each dividend and appears consistent with its capital needs, asset quality, and overall financial condition.

  SEGMENT REPORTING

    On January 1, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for public business enterprises' reporting of information about its operating segments in its annual financial statements. The Statement requires that the enterprises report selected information concerning operating segments in interim financial reports issued to shareholders. Additionally, the Statement establishes requirements for related disclosures about products, services, geographic areas, and major customers.

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

    The adoption of the applicable provisions of SFAS No. 131 did not have a material effect on the Company, as Management believes that it operates only in one segment, the commercial banking segment.

  NEW ACCOUNTING PRONOUNCEMENTS

    SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities"

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and the measurement of those instruments at fair value. Recognition of changes in fair value will be recognized into income or as a component of other comprehensive income depending upon the type of the derivative and its related hedge, if any. As issued, SFAS No. 133 was to be effective for the Company beginning January 1, 2000. However, in July 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," extending the effective date to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," to provide guidance in the implementation of certain issues related to SFAS No. 133. Upon implementation at January 1, 2001, there was no material impact on the Company's financial statements.

    SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities "

    In September of 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("SFAS No. 140"). This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standard for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The Company has adopted the disclosure provisions related to the securitization of financial assets. All transactions entered into after the first quarter of 2001 will be accounted for in accordance with SFAS No. 140. This adoption does not have a material impact on the Company.

    SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets"

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). These Statements change the method of accounting for business combinations and goodwill in two significant ways. First, SFAS No. 141 prohibits the use of the pooling of interests method and requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. Second, SFAS No. 142 changes the accounting method for goodwill from an amortization method to an impairment-only approach. As a result, goodwill will be accounted for as an asset unless it declines in value. Companies will be required to test their goodwill valuation periodically for "impairment" or loss and to recognize any change on their books. The amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which for companies with calendar year ends, will be January 1, 2002. Management does not believe that the adoption of these Statements will have a material impact on the Company or its ability to accomplish certain business strategies.

  OTHER MATTERS

    CALIFORNIA ELECTRICITY SHORTAGE. Over the past several months, California has been experiencing a shortage in the supply of electricity to the state. There has been, and it is anticipated that there will be, limited rolling power outages or "blackouts" throughout the state. Power outages could disrupt the Company's operations, increase operating costs, and impact its borrowers' ability to repay their debts. Contingency plans to deal with power outages have been developed; however, the frequency or duration of the power outages cannot be predicted. As a result, such outages could adversely affect the Company's future operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In Management's opinion, the Company's market risk and interest rate risk profiles are within reasonable tolerances at this time. (See Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations, sections discussing "Market Risk", "Interest Rate Risk" and "Liquidity" at pages 17-19.) No significant changes to the market risk or interest rate risk positions of the Company have occurred since December 31, 2000.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    None reported

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    No changes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    California Independent Bancorp's Annual Meeting of Shareholders was held on May 16, 2001, in Yuba City, California. The following resolutions were distributed to stockholders and adopted:

    To elect the following 10 (ten) nominees to serve as directors until the next Annual Meeting and until their successors are elected and have been qualified:

	For	Against	Abstain
John L. Dowdell	1,520,609	0	30,814
Harold M. Eastridge	1,518,203	0	33,220
William H. Gilbert	1,520,609	0	30,814
Larry D. Hartwig	1,470,060	0	81,363
John L. Jelavich	1,520,609	0	30,814
Donald L. Livingstone	1,471,561	0	79,862
Alfred G. Montna	1,520,609	0	30,814
David A. Offutt	1,520,501	0	30,922
William K. Retzer	1,520,609	0	30,814
Michael C. Wheeler	1,536,016	0	15,407

    To ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants.

Vote	For	1,524,866
	Against	10,156
	Abstained	16,401

ITEM 5. OTHER INFORMATION.

    None reported.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.

(a)	Exhibits.
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

California Independent Bancorp
Date:	August 8, 2001	/s/ Larry D. Hartwig Larry D. Hartwig President/Chief Executive Officer
Date:	August 8, 2001	/s/ Robert J. Lampert Robert J. Lampert Executive Vice President/Chief Operating Officer (Principal Financial and Accounting Officer)

QuickLinks

PART I—Financial Information
ITEM 1. FINANCIAL STATEMENTS
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands except per share amounts) (UNAUDITED)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
ITEM 5. OTHER INFORMATION.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.
SIGNATURES