Form 10-Q
period 2001-09-30
CALIFORNIA INDEPENDENT BANCORP
filed 2001-11-08
CIK 948976

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2001
Common stock, no par value	2,109,466 shares

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
PART II—OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS	24
ITEM 2
CHANGES IN SECURITIES AND USE OF PROCEEDS	24
ITEM 3
DEFAULTS UPON SENIOR SECURITIES	24
ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24
ITEM 5
OTHER INFORMATION	24
ITEM 6
EXHIBITS AND REPORTS ON FORM 8K	24
SIGNATURES	25

PART I—Financial Information

ITEM 1. FINANCIAL STATEMENTS

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2001, December 31, 2000, and September 30, 2000
(dollars in thousands)
(UNAUDITED)

	September 30, 2001	December 31, 2000	September 30, 2000
Assets
Cash and Due From Banks	$15,980	$19,359	$13,393
Federal Funds Sold	17,809	7,700	1,100

Cash and Cash Equivalents	33,789	27,059	14,493
Investment securities:
Held-to-Maturity Securities, at amortized cost (fair value of $3,942, $5,322 and $5,346 respectively)	3,836	5,317	5,381
Available-for-Sale Securities, at fair value	68,260	76,695	85,439

Total Investments	72,096	82,012	90,820
Loans and Leases	170,004	158,681	161,733
Loans and Leases Held-for-Sale	18,269	20,334	20,654

Gross Loans and Leases	188,273	179,015	182,387
Less: Allowance for Loan and Lease Losses	(4,615)	(5,725)	(6,148)

Net Loans and Leases	183,658	173,290	176,239
Premises and Equipment, Net	6,877	6,979	7,033
Interest Receivable	2,041	2,840	3,400
Other Real Estate Owned	547	405	657
Cash Surrender Value of Insurance Policies	5,048	4,870	4,813
Deferred Taxes	1,289	2,168	2,558
Income Tax Receivable	213	89	951
Other Assets	1,499	1,509	1,759
Net Assets From Discontinued Operations	178	226	166

Total Assets	$307,235	$301,447	$302,889

Liabilities and Shareholders' Equity
Deposits:
Noninterest-Bearing	$60,683	$63,996	$54,084
Interest-Bearing	208,380	203,636	206,417

Total Deposits	269,063	267,632	260,501
Interest Payable	1,359	1,880	1,732
Accrued Compensation Payable	842	631	534
Federal Agency and Other Borrowings	5,160	4,160	14,200
Other Liabilities	2,553	1,374	1,352

Total Liabilities	278,977	275,677	278,319
Shareholders' Equity
Common stock, no par value-Authorized-20,000,000
Issued and outstanding—2,109,466 shares September 30, 2001, 2,008,966 shares December 31, 2000 and 2,008,395 shares September 30, 2000.	22,205	19,909	19,900
Retained Earnings	5,382	6,264	5,952
Debt Guarantee of ESOP	(160)	(160)	(200)
Accumulated Other Comprehensive Income (Loss)	831	(243)	(1,082)

Total Shareholders' Equity	28,258	25,770	24,570

Total Liabilities and Shareholders' Equity	$307,235	$301,447	$302,889

The accompanying notes are an integral part of these consolidated financial statements

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands except per share amounts)
(UNAUDITED)

	Three months ended September 30, 2001	Three months ended September 30, 2000
Interest Income:
Interest and Fees on Loans and Leases	$4,169	$4,535
Interest on Investments—
Taxable Interest Income	953	1,480
Nontaxable Interest Income	23	28
Interest on Federal Funds Sold and Other Interest Income	99	1

Total Interest Income	5,244	6,044

Interest Expense:
Interest on Deposits	1,635	2,258
Interest on Other Borrowings	38	262

Total Interest Expense	1,673	2,520

Net Interest Income	3,571	3,524
Provision for Loan and Lease Losses	—	—

Net Interest Income After Provision for Loan and Lease Losses	3,571	3,524

Noninterest Income:
Service Charges on Deposit Accounts	272	253
Loan Servicing Fees	148	242
Brokered Loan Fees	47	41
Alternative Investment Fee Income	47	54
Cash Surrender Value of Life Insurance Policies	70	65
Other	29	71

Total Noninterest Income	613	726

Noninterest Expense:
Salaries and Employee Benefits	1,812	1,675
Occupancy Expense	238	179
Furniture and Equipment Expense	305	290
Legal and Professional Fees	107	104
Telephone Expense	86	85
Other Operating and Administrative Expense	581	602

Total Noninterest Expense	3,129	2,935

Income Before Provision for Income Taxes	1,055	1,315
Provision for Income Taxes	380	497

Net Income From Continuing Operations	675	818
Income on Discontinued Operations, net of tax effect	12	(16)

Net Income	$687	$802

Share Data:
Earnings Per Share:
Basic-From Continuing Operations	$0.32	$0.39
Basic-After Discontinuance of Subsidiary	0.33	0.38
Diluted-From Continuing Operations	0.31	0.36
Diluted-After Discontinuance of Subsidiary	0.32	0.35
Weighted Average Basic Shares	2,109,740	2,103,655
Weighted Average Diluted Shares	2,156,701	2,273,034

    For all periods presented, basic and diluted earnings per share, and the weighted average shares, have been adjusted as applicable to reflect the 5% stock dividends distributed on September 25, 2001, and September 15, 2000.

The accompanying notes are an integral part of these consolidated financial statements

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands except per share amounts)
(UNAUDITED)

	Nine months ended September 30, 2001	Nine months ended September 30, 2000
Interest Income:
Interest and Fees on Loans and Leases	$12,778	$12,527
Interest on Investments—
Taxable Interest Income	3,268	4,389
Nontaxable Interest Income	72	91
Interest on Federal Funds Sold and Other Interest Income	389	537

Total Interest Income	16,507	17,544

Interest Expense:
Interest on Deposits	5,542	6,734
Interest on Other Borrowings	95	288

Total Interest Expense	5,637	7,022

Net Interest Income	10,870	10,522
Provision for Loan and Lease Losses	—	200

Net Interest Income After Provision for Loan and Lease Losses	10,870	10,322

Noninterest Income:
Service Charges on Deposit Accounts	803	756
Loan Servicing Fees	340	460
Brokered Loan Fees	113	87
Alternative Investment Fee Income	138	158
Cash Surrender Value of Life Insurance Policies	209	193
Other	122	306

Total Noninterest Income	1,725	1,960

Noninterest Expense:
Salaries and Employee Benefits	5,441	4,835
Occupancy Expense	610	510
Furniture and Equipment Expense	860	884
Legal and Professional Fees	503	422
Telephone Expense	259	226
Other Operating & Administrative Expense	1,733	1,903

Total Noninterest Expense	9,406	8,780

Income Before Provision for Income Taxes	3,189	3,502
Provision for Income Taxes	1,149	1,318

Net Income From Continuing Operations	2,040	2,184
Income on Discontinued Operations, net of tax effect	38	4

Net Income	$2,078	$2,188

Share Data:
Earnings Per Share:
Basic—From Continuing Operations	$0.97	$1.04
Basic—After Discontinuance of Subsidiary	0.99	1.04
Diluted—From Continuing Operations	0.95	0.96
Diluted—After Discontinuance of Subsidiary	0.97	0.96
Weighted Average Basic Shares	2,109,524	2,101,587
Weighted Average Diluted Shares	2,151,861	2,270,967

    For all periods presented, basic and diluted earnings per share, and the weighted average shares, have been adjusted as applicable to reflect the 5% stock dividends distributed on September 25, 2001 and September 15, 2000.

The accompanying notes are an integral part of these consolidated financial statements

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine-month Periods ended September 30, 2001 and September 30, 2000
(dollars in thousands)
(UNAUDITED)

	September 30, 2001	September 30, 2000
Cash Flows From Operating Activities
Net Income	$2,078	$2,188
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	670	731
Provision for Loan and Lease Losses	—	200
Purchases of Loans and Leases Held-for-Sale	(327)	—
Originations of Loans and Leases Held-for-Sale	—	(2,726)
Proceeds from Loan and Lease Sales	426	1,135
Write-down of Other Real Estate Owned	—	(45)
(Gain) on Sale of Other Real Estate Owned	(14)	—
(Gain) loss on Sale of Premises and Equipment	22	18
(Increase) Decrease in Assets:
Interest Receivable	799	(117)
Deferred Taxes	(1)	1,201
Cash Surrender Value of Insurance Policies	(178)	(165)
Income Tax Receivable	(124)	(575)
Net Assets From Discontinued Operations	48	(278)
Other Assets	10	(1,434)
Increase (Decrease) in Liabilities:
Interest Payable	(521)	199
Deferred Compensation Payable	211	—
Other Liabilities	1,179	(334)

Net Cash Provided By (Used For) Operating Activities	4,278	(2)
Cash Flows From Investing Activities
Net (Increase) Decrease in Loans and Leases	(10,745)	(20,297)
Purchase of Securities Available-for-Sale	(28,681)	(16,303)
Proceeds From Maturity of Securities Held-to-Maturity	1,415	10,712
Proceeds From Sales, Maturities and Calls of Securities Available-for-Sale	39,136	1,527
Proceeds From Sales of Other Real Estate Owned	150	687
Purchases of Premises and Equipment	(590)	(440)

Net Cash Provided By (Used For) Investing Activities	685	(24,114)
Cash Flows From Financing Activities
Net Increase (Decrease) in Noninterest Bearing Deposits	(3,313)	(6,400)
Net Increase (Decrease) in Interest Bearing Deposits	4,744	(6,559)
Net Increase (Decrease) in Other Borrowings	1,000	14,200
Cash Dividends	(663)	(629)
Stock Options Exercised	11	119
Cash paid in lieu of fractional shares	(12)	(9)

Net Cash (Used For) Financing Activities	1,767	722
Net Increase (Decrease) in Cash and Cash Equivalents	6,730	(23,394)

Cash and Cash Equivalents, Beginning of Year	27,059	37,887

Cash and Cash Equivalents, End of Period	33,789	14,493

The accompanying notes are an integral part of these consolidated financial statements

Note 1—Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of Management, the unaudited consolidated financial statements contain all adjustments that are necessary to present fairly the financial position of California Independent Bancorp ("CIB") and its subsidiaries (collectively, the "Company") at September 30, 2001, December 31, 2000, and September 30, 2000, and the results of its operations for the three and nine-month periods ended September 30, 2001, and September 30, 2000.

    Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with SEC rules or regulations. The results of operations for the periods ended September 30, 2001, are not necessarily indicative of the operating results for the full year ending December 31, 2001. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report and Form 10K for the year ended December 31, 2000.

Note 2—Principles of Consolidation

    The accompanying financial statements include the accounts of CIB and its wholly owned subsidiary, Feather River State Bank ("Bank") and its wholly owned subsidiary, E.P.I. Leasing Co., Inc. ("EPI"), whose operations have been discontinued and are in the process of being wound-down. Significant intercompany balances and transactions have been eliminated in consolidation.

Note 3—Loans to Directors

    In the ordinary course of business, the Bank makes loans to directors of the Company. Loans to directors amounted to approximately $1,624,000, $3,165,000, and $3,215,000 at September 30, 2001, December 31, 2000, and September 30, 2000, respectively.

Note 4—Commitments and Contingent Liabilities

    In the normal course of business there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

Note 5—Cash and Stock Dividends

    In March, June, August, and November of 2000, and February, May, and August of 2001, CIB paid an eleven-cent per share cash dividend.

    On August 15, 2000, CIB's Board of Directors authorized and declared a five-percent (5%) stock dividend for shareholders of record as of August 31, 2000. The dividend was distributed on September 15, 2000, and resulted in the issuance of 94,881 additional shares of common stock.

    On August 25, 2001, CIB's Board of Directors authorized and declared a five-percent (5%) stock dividend for shareholders of record as of September 10, 2001. The dividend was distributed on September 25, 2001, and resulted in the issuance of 99,957 additional shares of common stock.

Note 6—Earnings Per Share

    The Company calculates earnings per share ("EPS") in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting EPS. It replaced the presentation of primary EPS with a presentation of basic EPS. It also required dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and required reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

Note 7—Comprehensive Income

    For the Company, comprehensive income includes net income and changes in the fair value of its available-for-sale investment securities. Total comprehensive income for the nine-months ended September 30, 2001 and September 30, 2000 was $2,909,000 and $1,106,000 respectively.

Note 8—Financial Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and the measurement of those instruments at fair value. Recognition of changes in fair value will be recognized as income or as a component of other comprehensive income depending upon the type of the derivative and its related hedge, if any. As issued, SFAS No. 133 was to be effective for the Company beginning January 1, 2000. However, in July 2000, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," extending the effective date to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," to provide guidance in the implementation of certain issues related to SFAS No. 133. Upon implementation at January 1, 2001, there was no material impact on the Company's financial statements.

    In September of 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"), a replacement of FASB Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 140 revises the standard for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The Company has adopted the disclosure provisions related to the securitization of financial assets. All transactions entered into after the first quarter of 2001 will be accounted for in accordance with SFAS No. 140. This adoption does not have a material impact on the Company.

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

Note 9—Reclassifications

    Certain reclassifications have been made to conform prior period's financial statements to the current period's presentation.

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

    Certain statements in this Form 10Q quarterly report, and in Management's Discussion and Analysis of Financial Condition and Results of Operations (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan and lease losses; the loss of key personnel; change in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset and liability matching risks and liquidity risks; changes in the securities markets; and the impact of the California energy shortage on the Company and its customers.

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

OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS

    Total assets at September 30, 2001 were $307,235,000. This figure represents an increase of 1.9% over $301,447,000 at December 31, 2000, and an increase of 1.4% over $302,889,000 at September 30, 2000.

    Gross loans and leases were $188,273,000 at September 30, 2001, an increase of 5.2% from $179,015,000 at December 31, 2000, and a 3.2% increase from $182,387,000 at September 30, 2000. The increase in loans over the past twelve-month period is attributable to successful business development efforts and the Bank's strategic decision to further diversify its overall loan portfolio via growth primarily in the commercial and real estate sectors.

    The Company's investment portfolio at September 30, 2001 was $72,096,000, compared to $82,012,000 at December 31, 2000, and $90,820,000 at September 30, 2000. Decreases in the Company's investment portfolio during the first nine-months of 2001 were in large part the result of bond calls driven by the Federal Reserve Bank's continued easing of interest rates. Cash and cash equivalents, which consisted of cash and due from banks and federal funds sold, were $33,789,000 at September 30, 2001, $27,059,000 at December 31, 2000, and $14,493,000 at September 30, 2000.

    Total deposits of the Company remain strong at $269,063,000, $267,632,000, and $260,501,000 at September 30, 2001, December 31, 2000, and September 30, 2000, respectively. The increase at September 30, 2001, compared to the other two periods, was principally driven by the opening, on May 31, 2001, of the Bank's eighth full-service retail branch location in Lincoln, California, and to a lesser extent, is indicative of normal seasonal fluctuations in deposits.

    The ratio of gross loans to deposits was 70.0%, 66.9%, and 70.0% at September 30, 2001, December 31, 2000, and September 30, 2000, respectively.

  LOANS AND LEASES

    The Company continues to emphasize real estate, commercial, agricultural, and consumer lending. Beginning in 2000 and continuing into 2001, the Company proactively intensified its focus on real estate secured and commercial lending to further diversify the loan portfolio, improve asset quality, and meet customer needs in its geographic market segments. The Company lends primarily to small and medium sized businesses, small to large sized farms, and consumers. The Company's market area is comprised principally of Sutter, Yuba, Colusa, Yolo, and Placer counties; and, secondarily, Sacramento, El Dorado, Butte, and Glenn counties.

    Due to the loan and lease portfolio's composition, the Company sustains moderate variations in outstanding loan totals. More specifically, certain seasonal variations are expected to occur in the agricultural and construction loan portfolios. The table below sets forth the composition of the Company's loan and lease portfolio as of September 30, 2001, December 31, 2000, and September 30, 2000.

COMPOSITION OF LOAN AND LEASE PORTFOLIO
(dollars in thousands)

Loan Category	September 30, 2001	December 31, 2000	September 30, 2000
Commercial	$26,386	$21,043	$20,897
Agricultural	20,858	20,648	30,942
Real Estate—Construction	34,969	35,783	33,625
Real Estate—Mortgage	85,430	75,627	70,775
Leases	13,321	19,609	21,983
Consumer	5,068	4,472	4,110
Other	2,241	1,833	55

Total	$188,273	$179,015	$182,387

    The principal changes in the loan and lease portfolio between September 30, 2000, December 31, 2000, and September 30, 2001 are discussed below:

  •
  Commercial loans continue to show consistent growth. At September 30, 2001, commercial loans increased $5,343,000, or 25.4%, over December 31, 2000, and $5,489,000, or 26.3%, over September 30, 2000. The increase is attributed to the Bank's strategically focused marketing effort in this area.

  •
  At September 30, 2001, agricultural loans remained relatively unchanged from December 31, 2000, and decreased $10,084,000, or 32.6%, from September 30, 2000. There were four principal factors that contributed to the decline from September 30, 2000 to September 30, 2001. First, the Bank's enhanced credit standards have resulted in lower agricultural loan production. Second, the economic adversities affecting certain agricultural commodities produced in the Bank's trade area have softened new loan demand. Third, the Bank successfully collected several troubled agricultural loans over the past twelve months. And fourth, agricultural lending competition in the Bank's core market area remains intense.

  •
  A modest increase of $1,344,000, or 4.0%, occurred in real estate construction loans between September 30, 2000 and September 30, 2001. The Bank remains committed to providing construction loans in its core market areas, primarily to finance a variety of commercial, office and retail projects, as well as the construction of single-family homes.

  •
  The Bank continues to realize consistent and substantial growth in its real estate mortgage loan portfolio. Mortgage loans secured by commercial, residential, and agricultural real estate increased $14,655,000, or 20.7%, from September 30, 2000 to September 30, 2001. The increase is primarily the result of successful business development efforts, an intensified focus on Placer County as a primary market area, and the Bank's commitment to further diversify its overall loan portfolio via growth in the real estate secured lending sector.

  •
  Lease financing receivables declined $8,662,000, or 39.4%, between September 30, 2000 and September 30, 2001. This decline is the direct result of the Bank's decision in the first quarter of 2000 to discontinue originating and purchasing leases through EPI. Consequently, the reduction of the Bank's lease portfolio was primarily due to scheduled lease portfolio amortization.

    In conjunction with the Bank's decision to discontinue and wind-down the operations of EPI, servicing of the lease portfolio was outsourced to Bancorp Financial Services, Inc ("BFS"), a third party specializing in the origination, acquisition, and servicing of small ticket leases. On May 21, 2001, Humboldt Bancorp ("Humboldt"), BFS' parent company, announced a plan to wind-down the operations of BFS in an orderly fashion over time. Subsequently, on July 25, 2001, Humboldt announced that it expected to complete its wind-down process during the third quarter of 2001, and that it would be transferring its remaining lease servicing obligations to a third party.

    BFS' wind-down continues to be an ongoing process that has extended beyond Humboldt's originally projected time frame. BFS continues to fulfill its servicing obligations with regard to the EPI lease portfolio. As a result of these developments, Management continues to monitor the situation closely and evaluate its alternatives to mitigate any potential impact relative to BFS' change in status.

  •
  The Company makes consumer loans, including secured and unsecured loans and lines of credit, to finance a variety of consumer needs. Consumer loans increased $958,000, or 23.3%, between September 30, 2000 and September 30, 2001. The increase in this loan category was due to the Bank's enhanced focus on retail banking products.

    During the first, second, and third quarters of 2001, there were no significant changes in the Bank's loan management, lending philosophy, or credit delivery procedures. The Company continues to emphasize high credit quality and superior customer service as two key components of its strategic direction.

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

    Nonperforming loans and leases consist of "Accruing Loans and Leases Past Due 90 Days or More" and "Nonaccrual Loans and Leases." The table below summarizes the composition of nonperforming loans and leases as of September 30, 2001, December 31, 2000, and September 30, 2000, as well as the changes between the periods.

Composition of Nonperforming Loans and Leases
(dollars in thousands)

	September 30, 2001	% Change From September 30, 2000 To September 30, 2001	December 31, 2000	% Change From September 30, 2000 To December 31, 2000	September 30, 2000
Accruing loans and leases past due 90 days or more
Commercial	$—	—	$—	—	$—
Agricultural	—	—	—	—	—
Real Estate	—	(100.0)%	—	(100.0)%	661
Leases	—	—	—	—	—
Consumer	—	(100.0)%	—	(100.0)%	1

Total	$—	(100.0)%	$—	(100.0)%	$662

Nonaccrual Loans and Leases
Commercial	$460	(81.0)%	$2,059	(15.0)%	$2,421
Agricultural	1,486	(60.1)%	2,613	(29.8)%	3,720
Real Estate	2,627	1013.1%	253	7.2%	236
Leases	—	—	—	—	—
Consumer	1	(99.3)%	—	(100.0)%	134

Total	$4,574	(29.7)%	$4,925	(24.4)%	$6,511

Total Nonperforming Loans and Leases	$4,574	(36.2)%	$4,925	(31.3)%	$7,173

    The trend in nonperforming loans and leases has improved over the past year, decreasing from $7,173,000, or 3.9% of gross loans and leases, at September 30, 2000 to $4,574,000, or 2.4% of gross loans and leases, at September 30, 2001. Although total nonperforming loans and leases have increased $473,000, or 11.5%, since June 30, 2001, this increase is principally due to one large commercial real estate secured loan which is in the process of collection. Overall, during the first three-quarters of 2001, the Company continued to successfully implement its classified asset reduction plan and enhance quality control in the management of the loan and lease portfolios.

    The composition of the Company's nonaccrual loans and leases remain limited primarily to a few large agribusiness, commercial, agricultural real estate, and commercial real estate relationships. At September 30, 2001, 97.7% of the Company's total nonaccrual loans and leases were concentrated in four relationships. One of the relationships, totaling $1,883,000, or 41.2%, is agribusiness in nature, two relationships equaling $1,585,000, or 34.6%, are agricultural real estate, and one totaling $1,000,000, or 21.9%, is a commercial real estate relationship that was classified as nonaccrual during the third quarter of 2001. Each of these nonaccrual loan relationships are in the process of collection and are believed to be adequately supported by collateral.

    Similarly, as of December 31, 2000, 94.9% of the Company's total nonaccrual loans and leases were concentrated in ten relationships. Three of the relationships, totaling $2,650,000, or 53.2%, were agribusiness in nature, while the remaining seven relationships, equaling $2,080,000, or 41.7%, were commercial.

    Loans and leases on accrual status that were past due 90 days or more as to principal and interest continue to be held at zero for September 30, 2001, as was December 31, 2000. At September 30, 2000, this amount totaled $662,000.

    The Company's allowance for loan and lease losses ("ALLL") totaled $4,615,000, or 2.5% of gross loans and leases, as of September 30, 2001. This amount compares to $5,725,000, or 3.2% of gross loans and leases, as of December 31, 2000, and $6,148,000, or 3.4% of gross loans and leases, as of September 30, 2000. The Company uses the allowance method in providing for possible loan and lease losses. Loan and lease losses are charged against the ALLL and recoveries are credited to it. Management believes that the total ALLL is adequate to cover potential losses in the loan and lease portfolios. While Management uses all available information to provide for loan and lease losses, future additions to the ALLL may be necessary based on changes in economic conditions and other factors.

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

    Provisions to the ALLL totaled $0 and $200,000 for the nine-month periods ending September 30, 2001 and September 30, 2000, respectively; and $0 for both of the three-month periods ending September 30, 2001 and September 30, 2000. Total provisions to the ALLL for the year ended December 31, 2000 equaled $200,000. Loan and lease charge-offs for the nine-months ended September 30, 2001 totaled $1,427,000, as compared to $1,244,000 for the nine-months ended September 30, 2000. Loan and lease recoveries were $317,000 for the nine-months ended September 30, 2001, compared to $421,000 for the nine-months ended September 30, 2000. The following table illustrates the activity in the Bank's ALLL for the nine-months ended September 30, 2001 and September 30, 2000.

Activity in Allowance for Loan and Lease Losses
(dollars in thousands)

	For the Nine-months ended September 30,
	2001	2000
Balance of Allowance at January 1	$5,725	$6,771
Charge-off by Loan Category:
Commercial	304	585
Agricultural	900	62
Real Estate	—	247
Leases	210	343
Consumer	13	7

Total	1,427	1,244

Recoveries by Loan Category:
Commercial	154	54
Agricultural	9	55
Real Estate	34	180
Leases	118	130
Consumer	2	2

Total	317	421

Net Charge-offs	1,110	823
Provision Charged to Expense	—	200

Balance, September 30	$4,615	$6,148

  INVESTMENTS

    The Company's investment portfolio was $72,096,000 at September 30, 2001, compared to $82,012,000 at December 31, 2000, and $90,820,000 at September 30, 2000. The decrease of $18,724,000, or 20.6%, from September 30, 2000 to September 30, 2001, is primarily the result of bond calls due to the downward movement in interest rates experienced during the first, second, and third quarters of 2001 and, to a lesser extent, normal bond maturities. The proceeds from securities liquidations were primarily used to fund loan growth, with the excess being reinvested into qualifying replacement securities and federal funds sold.

    As of September 30, 2001, the Company's "available-for-sale" category adjustment reflected a net unrealized gain of $831,000, net of taxes. The approximate market value of the Company's investment portfolio at September 30, 2001 was $72,202,000. As of September 30, 2000, the Company's "available-for-sale" category adjustment reflected a net unrealized loss of $1,082,000, net of taxes, and the approximate market value of the Company's investment portfolio was $90,785,000. The $1,913,000 change in the unrealized gain/loss between the two periods is primarily the result of decreasing interest rates and changes in portfolio composition.

RESULTS OF OPERATIONS

Three and Nine-Months Ended September 30, 2001
Compared with
Three and Nine-Months Ended September 30, 2000

    The Company recognized net income of $687,000 for the three-month period ending September 30, 2001, resulting in diluted earnings per share of $0.32. Net income for the first nine-months of 2001 was $2,078,000, resulting in diluted earnings per share of $0.97. In comparison, the Company reported net income of $802,000, or $0.35 per share on a diluted basis, for the same three-month period of 2000, and $2,188,000, or $0.96 per share on a diluted basis, for the same nine-month period of 2000, respectively (all earnings per share calculations have been adjusted, as applicable, to reflect the Company's 5% stock dividends distributed on September 15, 2000 and September 25, 2001).

    Net interest income rose for the nine-months ending September 30, 2001 to $10,870,000 from $10,522,000 for the same nine-month period in 2000, an increase of $348,000, or 3.3%. Net interest income also increased for the three-months ending September 30, 2001 to $3,571,000 from $3,524,000 for the same three-month period in 2000, an increase of $47,000, or 1.3%. These increases reflect the combined effect of a variety of factors affecting interest income and interest expense as described below. Net interest income after provision for loan and lease losses for the nine-months ending September 30, 2001 increased $548,000, or 5.3%, over the same nine-month period in 2000. The decline in the provision for loan and lease losses was primarily due to the overall improvement in asset quality that has occurred since September 30, 2000.

    The Company's primary source of income is interest and fees on loans and leases. The table below depicts average loans and leases and yields for the three and nine-month periods ending September 30, 2001 and 2000.

Loans and Leases (dollars in thousands)	Three-months ended September 30, 2001	Three-months ended September 30, 2000	Nine-months ended September 30, 2001	Nine-months ended September 30, 2000
Average loans and leases outstanding	$190,579	$180,666	$182,319	$163,586
Average yields	8.75%	10.04%	9.34%	10.21%
Interest and fees earned	$4,169	$4,535	$12,778	$12,527
Average prime rate	6.57%	9.50%	7.51%	9.14%

    The three and nine-month average outstanding loans and leases at September 30, 2001, were up $9,913,000, or 5.5%, and $18,733,000, or 11.5%, respectively, over the comparable three and nine-month periods in 2000. The increase in average outstanding loans and leases is reflective of the Bank's aggressive marketing efforts and the Bank's intensified expansion into Placer County. Alternatively, both the volume and rate have been impacted as a result of the declining interest rate environment experienced during the first nine months of 2001 and competitive pressure to acquire and retain quality customers for the Company. Additionally, the decline in average yields is in part the result of obtaining business under a more stringent credit underwriting process. This has a direct tradeoff in risk that is not reflected in the yield calculation.

    Rates and amounts paid on average deposits, including noninterest-bearing deposits, for the three and nine-month periods ended September 30, 2001, compared to the same periods in 2000, are set forth in the following table:

Deposits (dollars in thousands)	Three-months ended September 30, 2001	Three-months ended September 30, 2000	Nine-months ended September 30, 2001	Nine-months ended September 30, 2000
Average deposits outstanding	$259,495	$256,649	$258,345	$265,204
Average rates paid	2.52%	3.52%	2.86%	3.39%
Interest expense	$1,635	$2,258	$5,542	$6,734

    The Company experienced a decrease in total interest expense of 33.6%, or $847,000, for the three-month period ending September 30, 2001, in comparison to the same three-month period of 2000. Total interest expense decreased 19.7%, or $1,385,000, for the nine-month period ending September 30, 2001, in comparison to the same nine-month period of 2000. This is mainly attributed to a decrease in interest rates and a change in the mix of deposits. Average rates paid on deposits decreased from 3.5% for the three-month period ending September 30, 2000 to 2.5% for the three-month period ending September 30, 2001. Average rates paid on deposits decreased from 3.4% for the nine-month period ending September 30, 2000 to 2.9% in the nine-month period ending September 30, 2001. Interest-bearing deposits comprised 77.4% of total deposits at September 30, 2001, as compared to 79.2% at September 30, 2000.

    The Company experienced a decrease in total noninterest income of $113,000, or 15.6%, for the three-month period ending September 30, 2001 versus the same period in 2000. Total noninterest income decreased $235,000, or 12.0%, for the nine-month period ending September 30, 2001 versus the same period in 2000. Total noninterest income consists principally of service charges on deposit accounts, loan servicing fees, brokered loan fees, and other noninterest income.

    Service charge income on deposit accounts, one of the primary components of noninterest income, showed an increase of $19,000, or 7.5%, for the three-month period ending September 30, 2001 over the three-month period ending September 30, 2000, and an increase of $47,000, or 6.2%, for the nine-month period ending September 30, 2001 over the same nine-month period in 2000. Income derived from service charges on deposit accounts was $803,000 and $756,000 for the nine-month periods ending September 30, 2001 and September 30, 2000, respectively.

    Loan service fee income for the three-month period ending September 30, 2001 decreased $94,000, or 38.8%, in comparison to the three-month period ending September 30, 2000, and decreased $120,000, or 26.1% for the nine-month period ending September 30, 2001 compared to the nine-month period ending September 30, 2000. The decrease is attributable to normal principal amortization on serviced loans and the Bank's loss of servicing rights on a pool of agricultural mortgage loans. One of the insurance companies that had previously purchased agricultural mortgage loans from the Bank elected to take back the loan servicing rights pursuant to the servicing contract, thereby significantly reducing the principal balance of mortgage loans serviced.

    Income from brokered loan fees for the three-months ended September 30, 2001 increased $6,000, or 14.6%, in comparison to the three-month period ended September 30, 2000, and increased $26,000, or 29.9%, for the nine-months ended September 30, 2001, compared to the nine-month period ended September 30, 2000. This increase is predominantly due to favorable pricing variances on the brokering of non-conforming residential real estate loans.

    All other noninterest income, which consists of alternative investment fee income, cash surrender value of life insurance policies, and other noninterest income, decreased by $44,000 for the three-month period ended September 30, 2001 in comparison to the three-month period ended September 30, 2000, and decreased by $188,000 for the nine-month period ended September 30, 2001 compared to the nine-month period ended September 30, 2000. These decreases include recurring operating and impairment losses on an investment made in a Community Reinvestment Act qualified California Affordable Housing Project, the economic value of which is ultimately realized through the tax benefit it generates.

    During the three-month period ended September 30, 2001, the Company experienced an increase of $194,000, or 6.6%, in total noninterest expense over the three-month period ended September 30, 2000. Total noninterest expense increased $626,000, or 7.1%, for the nine-month period ended September 30, 2001 compared to the nine-month period ended September 30, 2000. Total noninterest expense stood at $9,406,000 and $8,780,000 for the nine-month periods ending September 30, 2001 and September 30, 2000, respectively. Noninterest expenses consist of salaries and employee benefits, occupancy and furniture and equipment expense, legal and professional fees, telephone expense, and other general and administrative operating expenses.

    Salaries and employee benefits increased $137,000, or 8.2%, and $606,000, or 12.5%, for the three and nine-month periods ending September 30, 2001, over the same periods in 2000. These net increases are in large part due to three factors. First, the cost of employee benefit plans, primarily medical insurance and expenses associated with the Company's 401K plan, rose significantly over the last year. Second, higher incentive accruals resulted from the Company's goal to further strengthen its sales and service culture. And third, the Bank recognized a one-time restructuring charge related to the reorganization and streamlining of its loan origination delivery system.

    Collectively, occupancy and furniture and equipment expenses increased $74,000, or 15.8%, and $76,000, or 5.5%, for the three and nine-month periods ending September 30, 2001, over the same periods in 2000, respectively. These two categories stood jointly at $1,470,000 and $1,394,000 for the nine-month periods ending September 30, 2001 and September 30, 2000, respectively. The year over year increase reflects an overall rise in utility pricing throughout the Bank's market area and the opening of its two newest full-service retail branch locations in Lincoln and Roseville, California.

    Legal and professional fees, consisting primarily of outside legal counsel, independent accountants, and consultants, were relatively the same for the three-month periods ending September 30, 2001, and September 30, 2000. Alternatively, legal and professional fees increased $81,000, or 19.2%, for the nine-month period ended September 30, 2001 over the same nine-month period in 2000. This increase was principally due to consulting costs related to the Bank's process improvement initiatives and, to a lesser extent, compliance with certain privacy provisions of the Gramm-Leach-Bliley Act.

    Telephone expenses, which include data line transmissions, increased $1,000, or 1.2%, and $33,000, or 14.6%, for the three and nine-month periods ended September 30, 2001 versus the same periods in 2000, respectively.

    All other operating and administrative expenses in the aggregate decreased $21,000, or 3.5%, and $170,000, or 8.9% for the three and nine-month periods ended September 30, 2001 versus the same periods in 2000. The Company continued to recognize operating efficiencies which contributed to the overall decline in this category.

    Applicable income taxes from continuing operations for the three and nine-month periods ended September 30, 2001, were $380,000 and $1,149,000, respectively. This compares to $497,000 and $1,318,000 for the three and nine-month periods, respectively, ended September 30, 2000. The Company's effective tax rate was 36.0% for the three and nine-month periods ended September 30, 2001, and 37.8% and 37.6% for the three and nine-month periods, respectively, ended September 30, 2000.

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

    Asset and liability management encompasses an analysis of market risk, the control of interest rate risk (interest sensitivity management), and the ongoing maintenance and planning of liquidity and capital. The composition of the Company's statement of condition is planned and monitored by the Asset and Liability Committee ("ALCO"), a committee comprised of the Bank's executive management. The primary tool used by ALCO to measure and manage interest rate exposure is a simulation model. Use of the model to perform simulations reflecting changes in interest rates over one and two-year time horizons has enabled Management to develop and initiate strategies for managing exposure to interest rate risks. ALCO believes that, individually and in the aggregate, its modeling assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not an absolutely precise calculation of exposure.

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

    Historically, during the first half of each year the Bank experiences excess liquidity. The Bank's seasonal agricultural and construction loan demand, which typically occurs each year from early June through late October, tends to absorb excess liquidity and usually results in a net borrowed position during that time frame.

    The Bank's short-term liquid assets consist of cash and due from banks, federal funds sold, and investment securities with maturities of one year or less (exclusive of pledged securities). Irrespective of maturity, U.S. Government and Agency securities qualify as collateral for borrowings at the Federal Home Loan Bank ("FHLB"), Federal Reserve Bank, and with broker-dealers.

    In order to fund its liquidity needs, the Bank has formal and informal borrowing arrangements with the Federal Reserve Bank to meet unforeseen deposit outflows or seasonal loan funding demands. The Bank has also entered an agreement to borrow funds from the FHLB secured by U.S. Government and Agency obligations in the Bank's investment portfolio. As of September 30, 2001 and September 30, 2000, the Bank had $5,000,000 and $14,000,000, respectively, outstanding on these lines.

    The Bank monitors its credit facility availability and unencumbered qualifying collateral in conjunction with its asset and liability management process. Policy limits are established and monitored for maximum borrowings and minimum contingency liquidity levels.

    Management believes the Company maintains adequate amounts of liquidity to meet its needs.

  CAPITAL RESOURCES

    CIB and the Bank are subject to respective Federal Reserve Board ("FRB") and Federal Deposit Insurance Corporation ("FDIC") regulations governing capital adequacy. These regulations are intended to reflect the degree of risk associated with both on and off balance sheet items. Financial institutions are expected to comply with a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%. At least half of the qualifying total capital must be in Tier 1 Capital, as defined by the regulations. Federal regulatory agencies have also adopted a minimum leverage ratio of 4.0%, which is intended to supplement the risk-based capital requirements and to ensure that all financial institutions continue to maintain a minimum level of core capital.

    Total shareholders' equity on September 30, 2001 increased by $2,488,000, or 9.7%, to $28,258,000 over December 31, 2000 total shareholders' equity of $25,770,000. The increase is attributed to net income of $2,078,000 during the first nine months of 2001, an increase in other comprehensive income, net of tax, of $1,074,000 associated with the market value adjustment on the Bank's Available-for-Sale securities, and stock options exercised of $11,000. These increases to shareholder equity were offset by cash dividends paid in the amount of $663,000, and cash paid in the amount of $12,000 for the fractional share portion of the 5% stock dividend distributed on September 25, 2001. As can be seen by the following tables, the Company and Bank exceeded all regulatory capital ratios on September 30, 2001 and December 31, 2000.

Risk Based Capital Ratio
As of September 30, 2001

	Company		Bank
(Dollars in thousands)
	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$27,290	12.02%	$26,918	11.87%
Tier 1 Capital Minimum Requirement	9,081	4.00%	9,073	4.00%

Excess	$18,209	8.02%	$17,845	7.87%

Total Risk-Based Capital	30,150	13.28%	29,775	13.13%
Total Capital Minimum Requirement	18,163	8.00%	18,145	8.00%

Excess	$11,987	5.28%	$11,630	5.13%

Net Risk-Weighted Assets	$227,035		$226,813

Leverage Capital Ratio
Tier 1 Capital to average assets	$27,290	9.24%	$26,918	9.13%
Minimum leverage requirement	11,808	4.00%	11,800	4.00%

Excess	$15,482	5.24%	$15,118	5.13%

Average total assets	$295,196		$294,991

Risk Based Capital Ratio
As of December 31, 2000

	Company		Bank
(Dollars in thousands)
	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$25,683	11.51%	$25,534	11.45%
Tier 1 Capital Minimum Requirement	8,928	4.00%	8,918	4.00%

Excess	$16,755	7.51%	$16,616	7.45%

Total Risk-Based Capital	28,509	12.77%	28,357	12.72%
Total Capital Minimum Requirement	17,856	8.00%	17,835	8.00%

Excess	$10,653	4.77%	$10,522	4.72%

Net Risk-Weighted Assets	$223,196		$222,939

Leverage Capital Ratio
Tier 1 Capital to average assets	$25,683	8.49%	$25,534	8.45%
Minimum leverage requirement	12,093	4.00%	12,090	4.00%

Excess	$13,590	4.49%	$13,444	4.45%

Average total assets	$302,336		$302,239

  SUPERVISION AND REGULATION

    CIB and the Bank operate in a highly regulated environment and are subject to supervision and examination by various federal and state regulatory agencies. CIB, as a bank holding company, is subject to regulation and supervision by primarily the FRB. The Bank, as a California-chartered commercial bank, is subject to supervision and regulation by primarily the FDIC and the California State Department of Financial Institutions ("DFI"). Federal and California state laws and regulations govern numerous matters involving both entities, including maintenance of adequate capital and financial condition, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits, and restrictions on dividend payments. The federal and state regulatory agencies possess extensive discretion and powers to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. CIB and the Bank also undergo periodic examinations by one or more of these regulatory agencies, which may subject them to changes in asset valuations, in amounts of required loss allowances, and in operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examination. The Bank's operations are also subject to a wide variety of state and federal consumer protection and similar statutes and regulations. Those and other restrictions limit the manner in which CIB and the Bank may conduct business and obtain financing. The laws and regulations to which CIB and the Bank are subject can and do change significantly from time to time, and such changes could materially affect the Company's business, financial condition, and operating results.

  NEW BRANCH OPENINGS

    On September 26, 2001, the Bank's former Roseville, California loan production office was converted into its ninth full service branch. Regulatory approval from the FDIC and DFI were granted on July 2, 2001, and June 20, 2001, respectively.

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

  NEW ACCOUNTING PRONOUNCEMENTS

  SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities"

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and the measurement of those instruments at fair value. Recognition of changes in fair value will be recognized into income or as a component of other comprehensive income depending upon the type of the derivative and its related hedge, if any. As issued, SFAS No. 133 was to be effective for the Company beginning January 1, 2000. However, in July 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," extending the effective date to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," to provide guidance in the implementation of certain issues related to SFAS No. 133. Upon implementation at January 1, 2001, there was no material impact on the Company's financial statements.

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

  OTHER MATTERS

    CALIFORNIA ENERGY CRISIS. Over the past several months, California has been experiencing periodic shortages in the supply of electricity to the state. There has been, and it is anticipated that there will be, limited rolling power outages or "blackouts" throughout the state. Power outages could disrupt the Company's operations, increase operating costs, and impact its borrowers' ability to repay their debts. Contingency plans to deal with power outages have been developed; however, the frequency or duration of the power outages cannot be predicted. As a result, such outages could adversely affect the Company's future operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In Management's opinion, the Company's market risk and interest rate risk profiles are within reasonable tolerances at this time. (See Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations, sections discussing "Market Risk", "Interest Rate Risk" and "Liquidity" at pages 18-19.) No significant changes to the market risk or interest rate risk positions of the Company have occurred since December 31, 2000.

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
3.1
Secretary's Compiled, Amended and Restated Articles of Incorporation for California Independent Bancorp as of April 26, 2000. Filed as Exhibit 3.1 to the Company's Quarterly Report filed on Form 10Q for the period ended March 31, 2000.*
3.2
Secretary's Compiled, Amended and Restated Bylaws California Independent Bancorp as of March 31, 2000. Filed as Exhibit 3.2 to the Company's Quarterly Report filed on Form 10Q for the period ended March 31, 2000.*
10.31
Pursuant to the 1996 Stock Option Plan, as referenced in Exhibit 10.8 to the Company's Form 10-K for December 31, 2000, Nonqualified Stock Options were granted to the following executive and senior officers of the Bank. The options were granted on July 17, 2001 at $25.10 per share. The options vest 20% after twelve months and 20% each year thereafter. Such options terminate July 17, 2011. Each officer has entered into a Nonqualified Stock Option Agreement with the Company in the form attached as Exhibit 4 to Amendment No. 1 to the Company's Form S-8/SEC Registration No. 333-09823 dated November 26, 1996.*
Robert J. Lampert, EVP, Chief Operating Officer	5,000 shares
Don McDonel, EVP, Commercial & Retail Banking	5,000 shares
Douglas R. Marr, SVP, Chief Credit Officer	2,500 shares

*
Document incorporated herein by reference.

(b)
Reports on Form 8K.

    No reports on Form 8K were filed during the period.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA INDEPENDENT BANCORP
Date: November 8, 2001	/S/ Larry D. Hartwig Larry D. Hartwig President/Chief Executive Officer
Date: November 8, 2001	/S/ Robert J. Lampert Robert J. Lampert Chief Financial Officer/Corporate Secretary (Principal Financial and Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
PART I—Financial Information
  ITEM 1. FINANCIAL STATEMENTS
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of September 30, 2001, December 31, 2000, and September 30, 2000 (dollars in thousands) (UNAUDITED)
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands except per share amounts) (UNAUDITED)
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands except per share amounts) (UNAUDITED)
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine-month Periods ended September 30, 2001 and September 30, 2000 (dollars in thousands) (UNAUDITED)
OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS
RESULTS OF OPERATIONS
Three and Nine-Months Ended September 30, 2001 Compared with Three and Nine-Months Ended September 30, 2000
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.
SIGNATURES