Form 10-K
period 2001-12-31
CALIFORNIA INDEPENDENT BANCORP
filed 2002-03-27
CIK 948976

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2001

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                             to

Commission file number 0-26552

California Independent Bancorp
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	68-0349947 (I.R.S. Employer Identification No.)
1227 Bridge Street, Suite "C," Yuba City, California (Address of principal executive offices)	95991 (zip code)

Registrant's telephone number, including area code: (530) 674-6025

Securities registered pursuant to Section 12(b) of the Act:

Title of each class
 None
Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, No Par Value
(Title of class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of California Independent Bancorp at March 13, 2002 was $33,424,067.

        The number of outstanding shares of common stock as of March 13, 2002 was 2,115,419.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Proxy Statement for 2002 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A are incorporated into Part III.

Selected pages of the Company's 2001 Annual Report to Shareholders are incorporated into Part II and IV.

THIS REPORT INCLUDES A TOTAL OF 29 PAGES
EXHIBIT INDEX IS ON PAGE 26-29

INDEX

PART I

ITEM 1. BUSINESS

        Certain statements in this Annual Report on Form 10-K (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment that reduce margins; other changes in the interest rate environment; general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan and lease losses; the loss of key personnel; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. In addition, such risks and uncertainties include mortgage banking activities, merchant card processing, concentration of lending activities; the impact of the California energy shortage; and the effects of terrorism, including the events of September 11, 2001 and thereafter, and the conduct of the war on terrorism by the United States and its allies. Therefore, the information set forth herein should be carefully considered when evaluating the business prospects of California Independent Bancorp and Feather River State Bank (collectively, the "Company").

  GENERAL

        California Independent Bancorp ("CIB") is a California corporation and the bank holding company for Feather River State Bank (the "Bank"), both located in Yuba City, California. CIB was incorporated on October 28, 1994 and became the bank holding company for the Bank on May 2, 1995, pursuant to the Bank Holding Company Act of 1956, as amended ("BHC Act").

        The Bank was incorporated as a California state banking corporation on December 1, 1976 and commenced operations on April 6, 1977. On October 1, 1996, the Bank acquired an equipment leasing company, E.P.I. Leasing Co., Inc. ("EPI"), and operates it as a wholly-owned subsidiary of the Bank. As a part of the Company's restructuring efforts, it is anticipated that the business affairs of EPI will be dissolved following the orderly wind-down of the remaining lease portfolio. On June 25, 1984, the Bank formed Yuba-Sutter Financial Services Corporation ("Yuba-Sutter") as a wholly-owned subsidiary. This subsidiary is inactive.

        At December 31, 2001, CIB had four employees, of which three serve as executive officers of the Bank. The Bank at December 31, 2001, employed 145 persons, including 25 part-time employees, 6 executive officers and 49 other officers. None of the Company's employees is currently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are excellent.

        CIB itself does not engage in any business activities other than ownership of the Bank. CIB's primary asset is its ownership of the Bank's stock, and the dividends paid by the Bank are the CIB's primary source of income. At December 31, 2001, the Company had consolidated assets of $306,167,695, deposits of $275,576,069, gross loans and leases of $192,281,591, and shareholders' equity of $27,213,127.

  GENERAL BANKING SERVICES

        The Bank engages in a broad range of financial services activities. Its primary market is located in the northern portion of the Sacramento Valley, with a total of nine branches in Yuba City, Marysville, Colusa, Arbuckle, Wheatland, Woodland, Lincoln, and Roseville, California, serving Sutter, Yuba, Colusa, Yolo, and Placer Counties, and secondarily, Sacramento, El Dorado, Butte, and Glenn counties. All of the Bank's branches are located in areas that are in the periphery of housing for those individuals who work in the growing Sacramento area.

        The total population base, in the nine counties served by the Bank, is approximately 1,964,000 people. The economic base of the Bank's primary operating territory is predominantly agricultural in nature. A wide variety of food crops are produced in the area. The leading agricultural commodities produced in the Bank's trade area include peaches, tomatoes, prunes, rice, and almonds. Plentiful water for irrigation and quality soils result in excellent agricultural diversification. In addition to agriculture, western Placer County is one of California's fastest growing regions. Western Placer County is developing into a high-tech, light industry and retail center, and Lincoln, in particular, is becoming a large retirement community with developments by Del Webb and U.S. Homes.

        The Bank currently has no applications pending to open additional branch offices. The Bank may increase the number of its banking facilities in its trade areas when such expansion is appropriate. The Bank's expansion program is dependent on obtaining the necessary governmental approvals, governmental monetary policies, and competition. No assurance can be given that all or any part of the Bank's expansion program can be accomplished without the Bank being required to raise additional capital.

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

        The Bank makes real estate loans secured by residential, agricultural, and commercial property. Residential loans are made to purchase or refinance one to four family residences or multi-family residential properties and are secured by a first deed of trust on the property, except for loans to improve existing properties that are secured by junior liens. The maximum loan-to-value ratio for these loans is 90% of the real estate's appraised value. Loans secured by agricultural property include mortgages, loans for farm residences, and other improvement loans. Such agricultural loans are secured by a first lien on real estate. The maximum loan-to-value ratio for farmland is 70% of the real estate's appraised value. Commercial real estate loans are made to owner and non-owner occupied businesses for such purposes as offices, warehouses, professional buildings, retail, and storage facilities. The maximum loan-to-value ratio for commercial properties is 75% of the real estate's appraised value. As of December 31, 2001, these types of real estate secured loans totaled $100,685,224, or 52.4% of the Bank's loan portfolio.

        The Bank also makes real estate construction and development loans for acquisition of raw land to be developed into subdivisions for the construction of one to four family and multi-family housing, and for commercial real estate construction. These loans are secured by a first deed of trust and have maximum loan to value ratios ranging from 60% to 80% of the project's appraised value at completion, depending upon the type of project. As of December 31, 2001, the Bank had construction and development loans of $32,268,227, representing 16.8% of the Bank's loan portfolio.

        The Bank makes a variety of commercial and industrial loans to small-to-medium-sized businesses for working capital, inventory, accounts receivable, equipment, and general improvements. Typically, the Bank obtains a security interest in the collateral being financed or in other available assets of the customer. Loan to value ratios vary but generally do not exceed 75%. As of December 31, 2001, the Bank had loans for these purposes of $26,763,479, representing 13.9% of the Bank's loan portfolio.

        Additionally, the Bank has made Small Business Administration ("SBA") loans since its inception. The Bank offers both SBA 7(a) and SBA 504 real estate guaranteed loans ranging from amounts of $50,000 to $2,000,000. SBA 7(a) loans are for such purposes as working capital, inventory, and other purposes and are guaranteed by the SBA up to 80%. SBA 504 loans are made to finance commercial real estate.

        Furthermore, the Bank offers Business and Industry guaranteed loans through the Rural Development Agency ("RDA"). These loans are designated for businesses that create jobs in rural areas. RDA loans are in amounts up to $10 million and are 80%-90% guaranteed by the RDA. The Bank generally sells the guaranteed portion of its SBA and RDA loans in the secondary market.

        Agricultural loans are primarily made to finance agricultural production expenses generally as non-revolving lines of credit that are drawn upon when crop expenses are incurred and are repaid as crop sale proceeds are received. Crops and crop proceeds typically secure these loans. The Bank generally requires a repayment margin of 25% for permanent plantings (i.e., tree and vine crops) and 20% for row crops. The Bank participates in the Farm Service Agency ("FSA" an agency of the U.S. Department of Agriculture) guaranteed loan program. The program allows the Bank to obtain loan note guarantees on agricultural loans of up to 90% of the loan amount for eligible farmers. As of December 31, 2001, the Bank had agricultural loans outstanding of $13,329,260 (of which the FSA guaranteed approximately 21%), representing 6.9% of the Bank's total loan and lease portfolio.

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

        The Bank also originates mortgage loans on residential and farm properties, which it sells and/or brokers into the secondary market in order to divest itself of the interest rate risk associated with these mostly fixed interest rate products. The purchasers and/or funders of the loans establish the underwriting criteria for residential and agricultural mortgage loans sold and/or brokered in the secondary market. The Company accounts for sold loans in accordance with Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." These loans are sold without recourse. As of December 31, 2001, 2000, and 1999, total loans serviced by the Bank for third parties were $78,062,314, $92,741,075, and $131,991,682, respectively. For the years ended December 31, 2001, 2000, and 1999, total loans sold by the Bank were $1,725,830, $760,000, and $21,968,279, respectively.

        Consumer and installment loans are made for household, family and other personal expenditures. These loans are made on both a secured and unsecured basis. As of December 31, 2001 the Bank had a total of $4,826,959 in consumer and installment loans representing 2.5% of its loan portfolio.

        The Bank maintains commercial and industrial equipment leases that were primarily originated through its subsidiary EPI. Leases were made to a wide variety of businesses including professional, agricultural, industrial, and construction concerns. Total net lease financing receivables as of December 31, 2001 were $11,653,824, or 6.10% of the Bank's portfolio. Although the business affairs of EPI will be dissolved following the orderly wind-down of the remaining lease portfolio, the Bank may continue to originate or purchase equipment leases.

        The Bank also makes other miscellaneous loans that totaled $2,754,618, or 1.4% of the Bank's portfolio, as of December 31, 2001.

  INVESTMENT POLICY

        The Bank's investment policy is to provide the Bank with the maximum return on its investment securities consistent with safety and liquidity.

        In accordance with this policy and state laws regarding permissible investments, the Bank invests primarily in U. S. Treasury and Agency securities with a maturity or weighted average life of 10 years or less, tax-free municipal bonds rated "A" or better by Standard and Poors or Moody's with a maturity not to exceed 13 years, and corporate bonds rated "A" or better by Moody's or Standard and Poors with a maturity not to exceed 7 years. The Bank also invests in federal funds.

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

  COMPETITION

        The Bank's primary service area consists of Colusa, Placer, Sutter, Yolo, and Yuba Counties. It is estimated that this service area contains 138 competitive banking and savings and loan offices, of which other independent banks own 45 offices. Based upon total bank deposits as of June 30, 2001 (the last period for which data is available), the Bank is third in market share in Sutter County, third in Colusa County, third in Yuba County, eleventh in Yolo County, and twenty-third in southern Placer County. The southern Placer County ranking only takes into consideration one month of operation for the

Lincoln branch, and does not reflect the Roseville branch deposits, as it was not open until September 26, 2001.

        The banking business in California and, specifically, in the Bank's primary service area is highly competitive with respect to both loans and deposits. The business is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Such institutions offer certain services, such as trust services and international banking, that are not offered directly by the Bank, and, by virtue of their greater total capitalization, they have substantially higher lending limits than does the Bank. Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for the Bank in the acquisition of deposits. The Bank also competes with money-market funds for deposits.

        In order to compete with major financial institutions and other competitors, the Bank relies upon the experience of its executive and senior officers in serving businesses and individuals and upon its specialized service, local promotional activities, and the personal contacts made by its officers, directors, and employees. For customers whose loan demands exceed the Bank's legal lending limit (15% of its capital and allowance for loan losses for unsecured loans and 25% of its capital and allowance for loan losses for certain types of secured loans), the Bank may arrange to extend such loans on a participation basis with other financial institutions or institutional lenders. In this manner, the Bank is able to close the loan while selling a portion of the credit to a participant.

  SUPERVISION AND REGULATION

        Bank holding companies and their subsidiary banks are extensively regulated under applicable federal and/or state laws and regulations. Statutes, regulations, and policies affecting the banking industry are frequently being reviewed, added to, or changed by Congress, the state legislature, or the federal or state supervisory agencies responsible for the industry's oversight. Changes in the laws, regulations, or policies that impact CIB and the Bank cannot always be predicted and may have a material impact on earnings and the manner with which they conduct business.

        Discussed below are brief summaries of certain laws, regulations, or policies that apply to the operation of bank holding companies and to the banks they own or control. The summaries are qualified in their entirety by reference to the full text of the applicable law, regulation, or policy.

  Regulation of CIB

        CIB is a registered bank holding company within the meaning of the BHC Act and is subject to the supervision of the Federal Reserve Board ("FRB"). The FRB requires CIB to file quarterly and annual reports and may conduct examinations of CIB and its subsidiaries.

        The FRB can require CIB to terminate an activity of, control of, liquidation of, or divestiture of certain subsidiaries or affiliates when the FRB believes that the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness, or stability of any of its banking subsidiaries. The FRB also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, CIB must file a written notice and obtain approval from the FRB prior to the purchase or redemption of its own common stock.

        Under the BHC Act, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over, or acquires directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. CIB is required to obtain the FRB's prior approval before it acquires, merges, or consolidates with any bank or bank holding company. Additionally, any company seeking to acquire, merge, or consolidate with CIB would also be required to obtain the FRB's approval.

        The BHC Act generally prohibits CIB from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks, or providing services to affiliates of the holding company. A bank holding company, with the approval of the FRB, may engage, or acquire the voting shares of companies engaged, in activities that the FRB has determined to be so closely related to banking, managing, or controlling banks as to be a proper incident thereto. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh the possible adverse effects associated with such activity.

        Transactions between CIB, the Bank, and any future subsidiaries of CIB are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees that are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Additionally, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, sale or lease of property, or furnishing of services. Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. CIB may borrow only from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, CIB may not sell a low-quality asset to a depository institution subsidiary.

        The FRB requires CIB to maintain certain levels of capital. (See "Capital Standards.") The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice or violates certain laws, regulations, or conditions imposed in writing by the FRB. (See "Prompt Corrective Action and Other Enforcement Mechanisms.")

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

        CIB is also a bank holding company within the meaning of California Financial Code section 3700. As a result, CIB and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions ("DFI").

        CIB's securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934 ("the 1934 Act"). As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the 1934 Act.

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

  Capital Standards

        The FRB, FDIC, and other federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit, unused commitments, and recourse arrangements, that are reported as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, that range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

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

        The following tables present the capital ratios for the Company and the Bank as of December 31, 2001:

	Company		Bank
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Risk Based Capital Ratio As of December 31, 2001
Tier 1 Capital	$26,490	11.23%	$26,177	11.09%
Tier 1 Capital Minimum Requirement	9,434	4.00%	9,442	4.00%

Excess	$17,056	7.23%	$16,735	7.09%

Total Capital	29,470	12.49%	29,159	12.35%
Total Capital Minimum Requirement	18,868	8.00%	18,884	8.00%

Excess	$10,602	4.49%	$10,275	4.35%

Risk-Adjusted Assets	$235,855		$236,044

Leverage Capital Ratio
Tier 1 Capital to Quarterly Average Total Assets	$26,490	8.56%	$26,177	8.47%
Minimum Leverage Requirement	12,379	4.00%	12,369	4.00%

Excess	$14,111	4.56%	$13,808	4.47%

Total Quarterly Average Assets	$309,473		$309,228

  Prompt Corrective Action and Other Enforcement Mechanisms

        Federal banking agencies possess broad powers to take corrective or other supervisory action to resolve an insured depository institution's problems. Problems that may be addressed through such actions include, but are not limited to, institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2001, the Company and the Bank exceeded all the required ratios for classification as "well capitalized."

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

        The FRB has issued a policy statement that a bank holding company should not declare or pay a cash dividend to its stockholders if the dividend would place undue pressure on the capital of its subsidiary banks or if the dividend could be funded only through additional borrowings or other arrangements that might adversely affect the financial position of the bank holding company. Specifically, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each cash dividend consistent with its capital needs, asset quality, and overall financial condition. Further, as previously stated, CIB is expected to act as a source of financial strength for each of its subsidiary banks and to commit resources to support each subsidiary bank in circumstances when it might not do so absent such policy.

        CIB's ability to pay dividends depends in large part on the ability of the Bank to pay management fees and dividends to CIB. The ability of its subsidiary bank to pay dividends will be subject to restrictions set forth in California banking law and the regulations of the FDIC.

        Under California Financial Code section 642, funds available for cash dividend payments by a bank are restricted to the lesser of: (i) retained earnings; or (ii) the bank's net income for its three fiscal years (less any distributions to stockholders made during such period). However, with the prior approval of the California Commissioner of Financial Institutions, California Financial Code section 643 provides that a bank may pay cash dividends in an amount not to exceed the greater of: (1) the retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. However, if the Commissioner finds that the stockholders' equity of the bank is not adequate or that the payment of a dividend would be unsafe or unsound, the Commissioner may order such bank not to pay a dividend to stockholders.

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

        Finally, the Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, CIB or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of CIB or other affiliates. Such restrictions prevent CIB and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in CIB or to or in any other affiliate are limited, individually, to 10% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving CIB and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law.

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

        Branching between states may be accomplished either by merging separate banks located in different states into one legal entity or by establishing new branches in another state. Interstate branching is also subject to a 30% statewide deposit concentration limit on a consolidated basis and a 10% nationwide deposit concentration limit. The laws of the host state regarding community reinvestment, fair lending, consumer protection (including usury limits), and establishment of branches shall apply to the interstate branches.

        The opening of a new branch by an out-of-state bank is not permitted unless the host state expressly permits such an opening. The establishment of an initial new branch in a state is subject to the same conditions as apply to the initial acquisition of a bank in the host state, other than the deposit concentration limits.

        The Interstate Act permits bank subsidiaries of a bank holding company to act as agents for affiliated depository institutions in receiving deposits, renewing time deposits, closing loans, servicing loans, and receiving payments on loans and other obligations. When acting as agent for an affiliate, a bank shall not be considered a branch of the affiliate. Any agency relationship between affiliates must be on terms that are consistent with safe and sound banking practices. The authority for an agency relationship for receiving deposits includes the taking of deposits for an existing account, but is not meant to include the opening or origination of new deposit accounts. Subject to certain conditions, insured savings associations that were affiliated with banks as of June 1, 1994 may act as agents for such banks. An affiliate bank or savings association may not conduct any activity as an agent that it is prohibited from conducting as a principal.

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

        A Bank's compliance with its CRA obligations is based on a performance-based evaluation system, which bases CRA ratings on the institution's lending, service, and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the FRB will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted in the third quarter of 2001, the Bank was rated satisfactory in complying with its CRA obligations.

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

        The FDIC charges an annual assessment for the insurance of deposits. As of December 31, 2001, the assessment ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment.

        Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 ("EGPRA"), at January 1, 1997, the Bank began paying, in addition to its normal deposit insurance premium as a member of the BIF, an amount equal to approximately 1.2 basis points per $100 of insured deposits toward the retirement of the Financing Corporation Bonds ("FICO Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 5.8 basis points. Under the EGPRA, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Beginning January 1, 2000, the rate paid to retire the FICO Bonds was required to be equal for members of the BIF and the SAIF.

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

  (2)
  Substantially modifies and expands the BHC Act to permit bank holding companies to engage in a full range of "financial activities" through a new entity known as a "Financial Holding Company." "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking, real estate development and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system.

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

        CIB has not determined whether it will seek an election to become a Financial Holding Company. The Board and Management are evaluating the benefits to determine whether CIB desires to utilize any of the Financial Modernization Act's expanded powers. Since California permits state chartered commercial banks to engage in any activity permissible for national banks, the Bank should be allowed to form subsidiaries to engage in the activities authorized by the Financial Modernization Act, to the same extent as a national bank.

        CIB does not expect that the Financial Modernization Act will have a material adverse effect on its operations in the near future. However, some commentators have projected that in the long term the Financial Modernization Act's enactment may result in further consolidation of and increased competition in the financial services industry.

  USA Patriot Act of 2001

        President Bush signed the USA Patriot Act of 2001 ("Patriot Act") on October 26, 2001. This legislation was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement and the intelligence communities' ability to work together to combat terrorism on a variety of levels. The potential impact of the Patriot Act on financial institutions is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

  (1)
  Due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.

  (2)
  Standards for verifying customer identification at account opening.

  (3)
  Rules to promote cooperation among financial institutions, regulators, and law enforcement entities to assist in the identification of parties that may be involved in terrorism or money laundering.

  (4)
  Reports to be filed by nonfinancial trades and business with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000.

  (5)
  The filing of suspicious activities reports by securities brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

        Until all new regulations, rules or standards have been developed; the Company is not able to predict the impact of such law on its financial condition or results of operations at this time.

  Proposed Legislation

        Periodically, legislation is enacted and regulations are promulgated which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. It is likely that additional legislation will be introduced in Congress or in state legislatures in the future that may impact the Company's business. It cannot be predicted whether or in what form any of these proposals will be taken or adopted, or the extent to which the present or future business of the Company may be affected.

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

  ACCOUNTING PRONOUNCEMENTS

  SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"

        In September of 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("SFAS No. 140"). This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revised the standard of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS' No. 125's provisions without reconsideration. The Company has adopted the disclosure provisions related to the securitization of financial assets. All transactions entered into after the first quarter of 2001 have been accounted for in accordance with SFAS No. 140. This adoption did not have a material impact on the Company.

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

  SFAS No. 143, "Accounting for Asset Retirement Obligations"

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets which result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not expect the adoption of this statement to have a material impact on its financial position and results of operations.

  SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provision of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. Management does not expect that the adoption of this statement will have a significant impact on the Company's current financial position or results of operations.

  CALIFORNIA ENERGY SHORTAGE

        Throughout 2001, California experienced periodic shortages in the supply of electricity to the state. There has been, and there may be in the future, limited rolling power outages or "blackouts" throughout the state. Power outages could disrupt the Company's operations, increase operating costs, and impact its borrowers ability to repay their debts. Contingency plans to deal with the power outages have been developed; however, the frequency of the duration of the power outages cannot be predicted. As a result, such outages could adversely affect the Company's future operating results.

  EFFECTS OF TERRORISM

        The terrorists' acts of September 11, 2001, and thereafter, have had significant adverse effects upon the United States economy. Whether terrorist activities in the future, and the actions of the United States and its allies in combating terrorism on a worldwide basis, will adversely impact the Company and the extent of such impact is uncertain. Such events, however, have had and may continue to have, an adverse effect on the economy in the Company's market areas. Such continued economic deterioration could adversely affect the Company's future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Bank, increasing nonperforming loans and the amounts reserved for loan losses, and causing a decline in the Company's stock price.

  SEGMENT REPORTING

        On January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for a public business enterprises' reporting of information about its operating segments in its annual financial statements. The Statement requires that the enterprises report selected information concerning operating segments in interim financial reports issued to shareholders. Additionally, the Statement establishes requirements for related disclosures about products, services, geographic areas, and major customers.

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

ITEM 2. PROPERTIES

        The Bank currently conducts its banking operations from an administrative office, a loan operations and special asset office, and nine branch offices.

        The Bank's principal branch office in Yuba City, California, is located at 777 Colusa Avenue in a modern, single-story, shopping center end building, that has drive-up windows and off-street parking for its customers. This office was opened in 1982 and has a total square footage of 9,122.

        In 1991, the Bank purchased a 3,694 square foot building located at 1005 Stafford Way, Yuba City, California, located directly behind its main branch. This building housed the Bank's note department until March 2000. This vacant building was sold on March 30, 2001.

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

        The Bank leased the land and a module on the property located at 114 "D" Street, Wheatland, California, from March 1997 until April 1998 for its Wheatland branch office. In April 1998, the Bank entered a new lease for the same site together with a new freestanding building. The 2,831 square foot building was completed on September 21, 1998. At that time, the Bank relocated from the previously leased module. The term of the lease is 10 years with the option to extend the original term of this lease for two periods of five years each. The monthly lease payment is $2,797 and is subject to annual adjustments on the anniversary of the lease commencement date.

        The Bank moved its Citrus Heights loan production office ("LPO") to a new office in Roseville in December 2000. This LPO was converted into a full-service branch on September 26, 2001. The Bank entered into an agreement on July 26, 2000, to lease 3,816 square feet of office space at 1552 Eureka Road in Roseville. The term of this lease is sixty-two (62) months. Commencing on October 1, 2000, lease payments of $6,296 per month are required continuing through the twenty-sixth (26) month. Between months twenty-six (26) and fifty (50), rent will be $6,678 per month. Thereafter, the monthly payment rises to $7,060 through the end of the lease term.

        On October 18, 2000, the Bank entered into an agreement to lease a 1,200 square foot office space located at 435 South Highway 65, Suite A in Lincoln, California. The term of this lease is five years with rent payments of $2,340 per month for the first twenty-four (24) months. Thereafter, monthly lease payments are subject to annual adjustments pursuant to the lease agreement. This lease was amended on March 1, 2001. At that time, the Bank leased an additional 1,080 square feet of office space at the same location. Under the terms of the amended lease, the monthly rent payment is $5,426 beginning June 1, 2001.

        On December 2, 1996, the Bank purchased a former bank branch located at 995 Tharp Road in Yuba City, California. The Bank's Loan Operations Department and Special Assets Department are located at this facility.

        Rental expense for all premises leased by the Company totaled $143,102 for the year ended December 31, 2001. It is estimated that rental expense for leased premises will be approximately $176,116 for 2002.

ITEM 3. LEGAL PROCEEDINGS

        Other than routine litigation incidental to the ordinary course of the Company's business, neither CIB nor any of its subsidiary entities is a party to any material legal proceedings nor is any of their property the subject of any such proceeding. The Company believes that the ultimate disposition of all currently pending matters will not have a material adverse affect on the Company's financial condition or the results of its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        CIB's common stock is trading on the NASDAQ Stock Market under the trading symbol "CIBN." CIB's common stock began trading on the NASDAQ Stock Market on July 31, 1996. Prior to that time, CIB's common stock was listed on the NASDAQ Bulletin Board and was the subject of limited trading.

        The following table presents the high and low closing sale prices of CIB's common stock for each quarterly period for the last two years as reported and as retroactively adjusted for the effect of applicable stock dividends by the NASDAQ Stock Market:

RANGE OF STOCK PRICES

2001 Quarters	High	Low
4th	$24.30	$21.99
3rd	$25.14	$21.67
2nd	$26.67	$21.91
1st	$21.91	$18.10
2000 Quarters	High	Low
4th	$20.60	$18.10
3rd	$20.98	$17.23
2nd	$22.56	$14.63
1st	$15.76	$12.93

        After adjusting retroactively for the effect of applicable stock dividends, cash dividends paid on CIB's common stock were $0.42 per share for the year ending December 31, 2001, and $0.40 per share for the year ending December 31, 2000.

        It is currently the intention of the Board of Directors of CIB to pay cash dividends on a quarterly basis. However, there is no assurance that cash dividends will be paid in the future, as CIB's ability to pay dividends is dependent upon the earnings, financial condition, and capital requirements of CIB and the Bank, as well as legal and regulatory requirements.

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

        As of March 13, 2002, there were 1,795 holders of record of CIB's common stock.

ITEM 6. SELECTED FINANCIAL DATA

        For the "Selected Financial Data," see page 8 of the Company's 2001 Annual Report to the Shareholders, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        For the "Management's Discussion and Analysis of Financial Condition and Results of Operations," see pages 10-28 of the Company's 2001 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For the discussion of "Quantitative and Qualitative Disclosures About Market Risk," see section titled "Interest Rate Sensitivity" at pages 23-24 of the Company's 2001 Annual Report to the Shareholders, which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        For "Financial Statements and Supplemental Data," see pages 29-51 of the Company's 2001 Annual Report to the Shareholders, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        On March 11, 2002, CIB's chief financial officer and corporate secretary, Robert J. Lampert, submitted his resignation effective March 25, 2002, from all positions held with CIB, the Bank, and EPI. Kevin R. Watson has been appointed as chief financial officer and corporate secretary of CIB and the Bank. Mr. Watson, a Certified Management Accountant, came to the Bank in 2001 with more than twelve years of business experience and most recently served as the Controller of CIB and the Bank. For information concerning directors and executive officers of the Company, see "ELECTION OF DIRECTORS" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the definitive Proxy Statement for the Company's 2002 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the "Proxy Statement"), which is incorporated herein by reference.

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
The Company filed a Form 8-K on November 13, 2001, announcing the adoption of a program to affect repurchases of the Company's common stock.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA INDEPENDENT BANCORP
Date: March 19, 2002	By:	/s/ LARRY D. HARTWIG Larry D. Hartwig President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT J. LAMPERT Robert J. Lampert	Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	March 19, 2002
/s/ JOHN L. DOWDELL John L. Dowdell	Director	March 19, 2002
/s/ HAROLD M. EASTRIDGE Harold M. Eastridge	Director	March 19, 2002
/s/ WILLIAM H. GILBERT William H. Gilbert	Director	March 19, 2002
/s/ LARRY D. HARTWIG Larry D. Hartwig	President, Chief Executive Officer and Director	March 19, 2002
/s/ JOHN I. JELAVICH John I. Jelavich	Director	March 19, 2002
/s/ DONALD H. LIVINGSTONE Donald H. Livingstone	Director	March 19, 2002
/s/ ALFRED G. MONTNA Alfred G. Montna	Director	March 19, 2002
/s/ DAVID A. OFFUTT David A. Offutt	Chairman of the Board of Directors, and Director	March 19, 2002

/s/ WILLIAM K. RETZER William K. Retzer	Director	March 19, 2002
/s/ MICHAEL C. WHEELER Michael C. Wheeler	Director	March 19, 2002

INDEX TO EXHIBITS

Exhibit No.
2.1	Plan of Reorganization and Merger Agreement dated January 30, 1995 by and between Feather River State Bank, FRSB Merger Company and California Independent Bancorp. Filed as Exhibit 2.1 to the Company's General Form for Registration of Securities on Form 10 (File No. 0-26552).*
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
10.1	Salary Continuation Agreement dated April 28, 1993 with Annette Dier Bertolini. Filed as Exhibit 10.1 to the Company's General Form for Registration of Securities on Form 10 (File No. 0-26552).*
10.2	Software License Agreement dated March 16, 1998 with Information Technology, Inc.
10.3	Product License Agreement dated March 16, 1998 with Information Technology, Inc.
10.4	Equipment Sale Agreement dated May 21, 2001 with Information Technology, Inc.
10.5	Addendum to Software and Product License Agreements dated May 21, 2001 with Information Technology, Inc.
10.6	Deferred Compensation Agreement dated July 19, 1994 with William H. Gilbert. Filed as Exhibit 10.6 to the Company's General Form for Registration of Securities on Form 10 (File No. 0-26552).*
10.7	California Independent Bancorp Employee Stock Ownership Plan dated January 1, 2001.
10.8	California Independent Bancorp 401K Retirement Savings Plan dated January 1, 2001.
10.9
Bank Affiliate Agreement between Feather River State Bank and London Pacific Securities, Inc., formerly know as Select Advisors, Inc. Filed as Exhibit 10.8 to the Company's General Form for Registration of Securities on Form 10 (File No. 0-26552).*
10.10
California Independent Bancorp 1989 Amended and Restated Stock Option Plan including related Incentive and Non Statutory Stock Option Agreements. Filed as Exhibit 4 to Amendment No. 1 to the Company's Registration Statement on Form S-8/SEC Registration No. 333-09813 dated November 26, 1996.*
10.11
California Independent Bancorp 1996 Stock Option Plan and related Incentive Stock Option and Nonstatutory Stock Option Agreements. Filed as Exhibit to Amendment No. 1 to the Company's Form S-8/SEC Registration No. 333-09823 dated November 26, 1996.*
10.12	Lease by and between Raj J. Sharma and Feather River State Bank for 114 D Street, Wheatland, California. Filed as Exhibit 10.16 to the Company's Form 10-K for December 31, 1998.*
10.13	Severance Agreement between California Independent Bancorp, Feather River State Bank and Robert J. Mulder dated May 25, 1999. Filed as Exhibit 10.19 to the Company's Form 10-Q for June 30, 1999.*

10.14	Director Deferred Fee Agreement between Feather River State Bank and David A. Offutt dated April 1, 1999. Filed as Exhibit 10.20 to the Company's Form 10-Q for September 30, 1999.*
10.15
Employment Agreement between California Independent Bancorp, Feather River State Bank and Larry D. Hartwig dated July 19, 1999. Filed as Exhibit 10.21 to the Company's Form 10-Q for September 30, 1999.*
10.16	Nonqualified Stock Option Agreement between California Independent Bancorp and Larry D. Hartwig dated July 19, 1999. Filed as Exhibit 10.22 to the Company's Form 10-Q for September 30, 1999.*
10.17	Executive Salary Continuation Agreement between Feather River State Bank and Blaine C. Lauhon dated May 7, 1999. Filed as Exhibit 10.23 to the Company's Form 10-Q for September 30, 1999.*
10.18	Executive Salary Continuation Agreement between Feather River State Bank and Larry D. Hartwig dated October 27, 1999. Filed as Exhibit 10.19 to the Company's Form 10-K for December 31, 1999.*
10.19
Promissory Note, Loan Agreement and Annual Contribution Agreement dated May 11, 2000, by and between Feather River State Bank Employee Stock Ownership Plan and Trust and United ComServe. Filed as Exhibit 10.21 to the Company's Form 10-Q for June 30, 2000.*
10.20	California Independent Bancorp Revised 2000 Equity Incentive Plan. Filed as Exhibit 10.22 to the Company's Form 10-Q for September 30, 2000.*
10.21	California Independent Bancorp 2000 Equity Incentive Plan Form Nonqualifying Stock Option Agreement. Filed as Exhibit 10.23 to the Company's Form 10-Q for September 30, 2000.*
10.22	California Independent Bancorp 2000 Equity Incentive Plan Form Nonqualifying Stock Option Exercise Agreement. Filed as Exhibit 10.24 to the Company's Form 10-Q for September 30, 2000.*
10.23	California Independent Bancorp 2000 Equity Incentive Plan Form Incentive Stock Option Agreement. Filed as Exhibit 10.25 to the Company's Form 10-Q for September 30, 2000.*
10.24	California Independent Bancorp 2000 Equity Incentive Plan Form Incentive Stock Option Exercise Agreement. Filed as Exhibit 10.26 to the Company's Form 10-Q for September 30, 2000.*
10.25	Severance Agreement and Release of Claims dated August 11, 2000 between Feather River State Bank and Annette Bertolini. Filed as Exhibit 10.27 to the Company's Form 10-Q for September 30, 2000.*
10.26	Consulting Agreement dated July 5, 2000 between Feather River State Bank and Annette Bertolini. Filed as Exhibit 10.28 to the Company's Form 10-Q for September 30, 2000.*
10.27
Lease by and between Eureka Corporate Plaza, Ltd., L.P. and Feather River State Bank, for the premises at 1552 Eureka Road, Roseville, California. Filed as Exhibit 10.29 to the Company's Form 10-Q for September 30, 2000.*

10.28
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
10.29
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
10.30
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
10.31
Lease for a branch office at 435 South Highway 65, Suite A, Lincoln, California, entered into between Lincoln Town Center, LLC and Feather River State Bank on December 1, 2000. Filed as Exhibit 10.28 to the Company's Form 10-K for December 31, 2000.*.
10.32	Lincoln lease Amendment for a branch office at 435 South Highway 65, Suite A, Lincoln, California, entered into between Lincoln Town Center, LLC and Feather River State Bank on March 1, 2001.
10.33
Lease Servicing Agreement dated May 26, 2000, by and among Bancorp Financial Services, Inc., as the Servicer, and EPI Leasing Company Inc., a subsidiary of Feather River State Bank as the Originator. Filed as Exhibit 10.29 to the Company's Form 10-K for December 31, 2000.*

Exhibit No.

10.34
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

      Robert Lampert, EVP, Chief Operating Officer
      Don McDonel, EVP, Commercial & Retail Banking
      Kenneth Anderson, SVP, Branch Services Officer
      Blaine Lauhon, SVP, Chief Lending Officer
      Doug Marr, SVP, Chief Credit Officer

Filed as Exhibit 10.29 to the Company's Form 10-Q for March 31, 2001.*
10.35
Pursuant to the 1996 Stock Option Plan, as referenced in Exhibit 10.8 to the Company's Form 10-K for December 31, 2000, Nonqualified Stock Options were granted to the following executive and senior officers of the Bank. The options were granted on July 17, 2001 at $25.10 per share. The options vest 20% after twelve months and 20% each year thereafter. Such options terminate July 17, 2011. Each officer has entered into a Nonqualified Stock Option Agreement with the Company in the Form S-8/SEC Registration No. 333-09823 dated November 26, 1996.
Robert J. Lampert, EVP, Chief Operating Officer	5,000 shares
Don McDonel, EVP, Commercial & Retail Banking	5,000 shares
Douglas R. Marr, SVP, Chief Credit Officer	2,500 shares
Filed as Exhibit 10.31 to the Company's Form 10-Q for September 30, 2001.*
13	California Independent Bancorp's 2001 Annual Report to Shareholders. (Deemed filed only with respect to those sections that have been incorporated into this Form 10-K by reference.)
21	Feather River State Bank, a California banking corporation, is the only subsidiary of Registrant.
23	Consent of Arthur Andersen LLP for audited financial statements for the year ended December 31, 2001.

*
Document incorporated herein by reference.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
THIS REPORT INCLUDES A TOTAL OF 29 PAGES EXHIBIT INDEX IS ON PAGE 26-29 INDEX
PART I
PART II
RANGE OF STOCK PRICES
PART III
PART IV
SIGNATURES
INDEX TO EXHIBITS