Form 10-Q
period 2002-03-31
CALIFORNIA INDEPENDENT BANCORP
filed 2002-05-13
CIK 948976

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2002
Common stock, no par value	2,115,419 shares

This report contains 24 pages. The Exhibit Index is on pages 23.

PART I—FINANCIAL INFORMATION

ITEM 1
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES UNAUDITED FINANCIAL STATEMENTS:
CONSOLIDATED BALANCE SHEETS	3
CONSOLIDATED STATEMENTS OF INCOME	4
CONSOLIDATED STATEMENTS OF CASH FLOWS	5
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	6-7
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7-22
ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22
PART II—OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS	22
ITEM 2
CHANGES IN SECURITIES AND USE OF PROCEEDS	22
ITEM 3
DEFAULTS UPON SENIOR SECURITIES	23
ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23
ITEM 5
OTHER INFORMATION	23
ITEM 6
EXHIBITS AND REPORTS ON FORM 8K	23
SIGNATURES	24

PART I—Financial Information

ITEM 1. FINANCIAL STATEMENTS

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2002, December 31, 2001, and March 31, 2001
(dollars in thousands)
(UNAUDITED)

	March 31, 2002	December 31, 2001	March 31, 2001
Assets
Cash and Due From Banks	$13,142	$17,747	$11,642
Federal Funds Sold	3,430	5,300	17,400

Cash and Cash Equivalents	16,572	23,047	29,042
Investment securities:
Held-to-Maturity Securities, at amortized cost (fair value of $2,938, $3,698, and $4,377, respectively)	2,854	3,604	4,317
Available-for-Sale Securities, at fair value	85,982	74,753	67,237

Total Investment Securities	88,836	78,357	71,554
Loans and Leases	192,940	192,281	176,312
Less: Allowance for Loan and Lease Losses	(5,790)	(5,498)	(5,372)

Net Loans and Leases	187,150	186,783	170,940
Premises and Equipment, Net	6,794	6,937	6,612
Interest Receivable	1,896	2,091	2,117
Other Real Estate Owned	542	542	302
Cash Surrender Value of Insurance Policies	5,167	5,108	4,928
Other Assets	3,485	3,140	3,337
Net Assets From Discontinued Operations	—	163	191

Total Assets	$310,442	$306,168	$289,023

Liabilities and Shareholders' Equity
Deposits:
Noninterest-Bearing	$58,862	$69,968	$54,928
Interest-Bearing	209,600	205,608	203,999

Total Deposits	268,462	275,576	258,927
Interest Payable	1,072	1,247	1,717
Deferred Compensation Payable	1,008	935	699
Federal Agency and Other Borrowings	10,120	120	160
Other Liabilities	2,340	1,077	813
Net Liabilities From Discontinued Operations	44	—	—

Total Liabilities	283,046	278,955	262,316
Shareholders' Equity
Common Stock, No Par Value-Authorized-20,000,000 Issued and outstanding—2,115,419 shares March 31, 2002 and December 31, 2001, and 2,008,966 shares March 31, 2001.	22,322	22,322	19,909
Retained Earnings	4,994	4,481	6,694
Debt Guarantee of ESOP	(120)	(120)	(160)
Accumulated Other Comprehensive Income	200	530	264

Total Shareholders' Equity	27,396	27,213	26,707

Total Liabilities and Shareholders' Equity	$310,442	$306,168	$289,023

The accompanying notes are an integral part of these unaudited consolidated financial statements

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands except share data)
(UNAUDITED)

	Three months ended March 31, 2002	Three months ended March 31, 2001
Interest Income:
Interest and Fees on Loans and Leases	$3,673	$4,287
Interest on Investments—
Taxable Interest Income	1,194	1,227
Nontaxable Interest Income	20	26
Interest on Federal Funds Sold and Other Interest Income	35	166

Total Interest Income	4,922	5,706

Interest Expense:
Interest on Deposits	1,080	2,070
Interest on Other Borrowings	85	46

Total Interest Expense	1,165	2,116

Net Interest Income	3,757	3,590
Provision for Loan and Lease Losses	150	—

Net Interest Income After Provision for Loan and Lease Losses	3,607	3,590

Noninterest Income:
Service Charges on Deposit Accounts	300	252
Loan Servicing Fees	135	158
Brokered Loan Fees	27	12
Alternative Investment Fee Income	42	45
Cash Surrender Value of Life Insurance Policies	70	68
Loss on Sale of Available-for-Sale Security	(55)	—
Other	47	66

Total Noninterest Income	566	601

Noninterest Expense:
Salaries and Employee Benefits	1,776	1,871
Occupancy Expense	197	168
Furniture and Equipment Expense	318	282
Other Operating and Administrative Expense	741	867

Total Noninterest Expense	3,032	3,188

Income Before Provision for Income Taxes	1,141	1,003
Provision for Income Taxes	414	364

Net Income From Continuing Operations	727	639
Income From Discontinued Operations, net of tax effect	19	12

Net Income	$746	$651

Share Data:
Earnings Per Share:
Basic—From Continuing Operations	$0.34	$0.30
Basic—After Discontinuance of Subsidiary	0.35	0.31
Diluted—From Continuing Operations	0.34	0.30
Diluted—After Discontinuance of Subsidiary	0.35	0.31
Weighted Average Basic Shares	2,115,419	2,109,414
Weighted Average Diluted Shares	2,134,040	2,126,367

The accompanying notes are an integral part of these unaudited consolidated financial statements

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three-month Periods ended March 31, 2002 and March 31, 2001
(dollars in thousands)
(UNAUDITED)

	March 31, 2002	March 31, 2001
Cash Flows From Operating Activities
Net Income	$746	$651
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	249	219
Provision for Loan and Lease Losses	150	—
Loss on Disposal of Investment Security	55
Purchases of Loans and Leases Held-for-Sale	—	(327)
Gain on Sale of Other Real Estate Owned	—	(14)
Gain on Sale of Premises and Equipment	—	(8)
(Increase) Decrease in Assets:
Interest Receivable	195	723
Cash Surrender Value of Insurance Policies	(59)	(58)
Net Assets From Discontinued Operations	163	35
Other Assets	(76)	2
Increase (Decrease) in Liabilities:	—	—
Interest Payable	(175)	(163)
Deferred Compensation Payable	73	68
Net Liabilities From Discontinued Operations	44	—
Other Liabilities	1,263	(4,561)

Net Cash Provided By (Used For) Operating Activities	2,628	(3,433)
Cash Flows From Investing Activities
Net (Increase) Decrease in Loans and Leases	(517)	2,677
Purchase of Securities Available-for-Sale	(15,181)	(8,270)
Proceeds From Maturity of Securities Held-to-Maturity	750	1,000
Proceeds From Sales, Maturities and Calls of Securities Available-for-Sale	3,297	18,662
Proceeds From Sales of Other Real Estate Owned	—	117
Purchases of Premises and Equipment	(105)	156

Net Cash (Used For) Provided By Investing Activities	(11,756)	14,342
Cash Flows From Financing Activities	—
Net Decrease in Noninterest Bearing Deposits	(11,107)	(9,068)
Net Increase in Interest Bearing Deposits	3,993	363
Net Increase in Other Borrowings	10,000	—
Cash Dividends	(233)	(221)

Net Cash (Used For) Financing Activities	2,653	(8,926)
Net Increase (Decrease) in Cash and Cash Equivalents	(6,475)	1,983

Cash and Cash Equivalents, Beginning of Year	23,047	27,059

Cash and Cash Equivalents, End of Period	16,572	29,042

The accompanying notes are an integral part of these unaudited consolidated financial statements

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of Management, the unaudited consolidated financial statements contain all adjustments (consisting solely of recurring adjustments) that are necessary to present fairly the financial position of California Independent Bancorp ("CIB") and its subsidiaries (collectively, the "Company") at March 31, 2002, December 31, 2001, and March 31, 2001 and the results of its operations for the three months ended March 31, 2002 and March 31, 2001.

        Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with SEC rules or regulations. The results of operations for the period ended March 31, 2002, are not necessarily indicative of the operating results for the full year ending December 31, 2002. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 2001.

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

Note 3—Commitments and Contingent Liabilities

        In the normal course of business there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

        The contract amount of commitments not reflected on the balance sheet at March 31, 2002 were as follows:

Loan Commitments	$60,190,000
Standby Letters of Credit	$520,000

Note 4—Cash and Stock Dividends

        In February, May, August, and November of 2001, and February of 2002, CIB paid an eleven-cent per share cash dividend.

        On August 25, 2001, CIB's Board of Directors authorized and declared a five percent (5%) stock dividend for shareholders of record as of September 10, 2001. The dividend was distributed on September 25, 2001, and resulted in the issuance of 99,957 additional shares of common stock.

Note 5—Earnings Per Share

        Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to the common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the Company. Basic and diluted EPS are restated for the effect of stock dividends.

Note 6—Comprehensive Income

        The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The statement requires an entity to report and display comprehensive income and its components. For the Company, comprehensive income includes net income and changes in the fair value, net of applicable taxes, of its available-for-sale investment securities. Total comprehensive income for the three months ended March 31, 2002 and 2001 was $416,000 and $1,158,000, respectively.

Note 7—Financial Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). These Statements change the method of accounting for business combinations and goodwill in two significant ways. First, SFAS No. 141 prohibits the use of the pooling of interests method and requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. Second, SFAS No. 142 changes the accounting method for goodwill from an amortization method to an impairment-only approach. As a result, goodwill will be accounted for as an asset unless it declines in value. Companies will be required to test their goodwill valuation periodically for "impairment" or loss and to recognize any change on their books. The amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which for companies with calendar year ends, will be January 1, 2002. The Company adopted SFAS No. 141 and SFAS No. 142 and management does not believe that these Statements had a material impact on the Company.

Note 8—Reclassifications

        Certain reclassifications have been made to amounts previously reported to conform with current presentation methods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND    RESULTS OF OPERATIONS

        California Independent Bancorp ("CIB"), through its wholly owned subsidiary Feather River State Bank ("Bank"), engages in a broad range of financial service activities. The Bank commenced operations in 1977 as a California state chartered commercial bank. CIB was formed in 1994 and became the holding company for the Bank in May 1995 after receiving regulatory and shareholder approval. In October 1996, the Bank acquired E.P.I. Leasing Co. Inc., ("EPI") and has operated it as a subsidiary. Consistent with the Bank's decision in the first quarter of 2000 to discontinue originating and purchasing leases through EPI, it is anticipated that the business affairs of EPI will be dissolved following the orderly wind-down of the remaining lease portfolio.

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

        The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to California Independent Bancorp's and Feather River State Bank's (collectively, the "Company's") financial condition, operating results, asset and liability management, liquidity and capital resources; and should be read in conjunction with the Consolidated Financial Statements of the Company and its accompanying notes.

OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS

        Total assets at March 31, 2002 were $310,442,000. This figure represents an increase of 1.4% over $306,168,000 at December 31, 2001, and an increase of 7.4% over $289,023,000 at March 31, 2001.

        Gross loans and leases were $192,940,000 at March 31, 2002, an increase of 0.3% from $192,281,000 at December 31, 2001, and a 9.4% increase from $176,312,000 at March 31, 2001. The increase in loans over the past twelve-month period is attributable to successful business development efforts and the Bank's strategic decision to further diversify its overall loan portfolio via growth primarily in the commercial and real estate sectors.

        The Company's investment portfolio at March 31, 2002 was $88,836,000, compared to $78,357,000 at December 31, 2001, and $71,554,000 at March 31, 2001. Increases in the Company's investment portfolio during the first three months of 2002 were in large part due to a change in investment strategy whereby the Company has invested its excess funds in qualified Available-for-Sale Securities rather than federal funds sold and the adoption of a leveraged investment strategy whereby qualified securities were purchased utilizing borrowed funds. Cash and cash equivalents, which consisted of cash and due from banks and federal funds sold, were $16,572,000 at March 31, 2002, $23,047,000 at December 31, 2001, and $29,042,000 at March 31, 2001.

        Total deposits of the Company remain strong at $268,462,000, $275,576,000, and $258,927,000 at March 31, 2002, December 31, 2001, and March 31, 2001, respectively. The decrease at March 31, 2002 from December 31, 2001, is indicative of normal seasonal fluctuations in deposits.

        The ratio of gross loans to deposits was 71.9%, 69.8%, and 68.1% at March 31, 2002, December 31, 2001, and March 31, 2001, respectively.

  Loans and Leases

        The Company continues to emphasize real estate, real estate construction, commercial, agricultural, and consumer lending activities. The Company has proactively intensified its focus on real estate secured and commercial lending to further diversify the loan portfolio and meet customers' needs in its geographic market segments. The Company lends primarily to small and medium sized businesses, small to large-sized farms, professionals, and consumers within its market area, which is principally comprised of Sutter, Yuba, Colusa, Yolo, and Placer counties; and, secondarily, Sacramento, El Dorado, Butte, and Glenn counties.

        Due to the loan and lease portfolio's composition, the Company sustains moderate variations in outstanding loan totals. More specifically, certain seasonal variations are expected to occur in the agricultural and construction loan portfolios. The table below sets forth the composition of the Company's loan and lease portfolio as of March 31, 2002, December 31, 2001, and March 31, 2001.

Composition of Loan and Lease Portfolio

Loan Category	March 31, 2002	December 31, 2001	March 31, 2001
	(dollars in thousands)
Commercial	$25,331	$26,764	$22,851
Agricultural	11,567	13,329	19,703
Real Estate—Construction	32,675	32,268	33,889
Real Estate—Mortgage	106,131	100,685	75,873
Leases	9,993	11,654	17,451
Consumer	4,676	4,827	4,919
Other	2,567	2,754	1,626

Total	$192,940	$192,281	$176,312

        The principal changes in the loan and lease portfolio between March 31, 2002, December 31, 2001, and March 31, 2001 are discussed below:

  •
  The Bank makes commercial and small business loans (including lines of credit) that are secured by the assets of the business. Commercial loans decreased $1,433,000, or 5.4%, from December 31, 2001, and increased $2,480,000, or 10.9%, over March 31, 2001. The decrease in the first three months of 2002 is due to fluctuations in the commercial loan market demand. The year-over-year increase is the result of a strategically focused marketing effort in the business loan sector throughout the Bank's geographically served areas.

  •
  The Bank provides agricultural production lines of credit and other agricultural loans that are secured by crops, crop proceeds, and other collateral. Agricultural loans decreased $1,762,000, or 13.2%, from December 31, 2001 and decreased $8,136,000, or 41.3% from March 31, 2001. There were five principal factors that contributed to the decline in agricultural loans. First, the Bank's enhanced credit standards have resulted in lower agricultural loan production. Second, the economic adversities affecting certain agricultural commodities produced in the Bank's trade area have softened new loan demand. Third, the Bank successfully collected several troubled agricultural loans over the past twelve months. Fourth, the Bank charged-off a large, long running agribusiness problem credit relationship. And fifth, agricultural lending competition in the Bank's core market area remains intense.

  •
  The Bank makes real estate construction loans, primarily to finance a variety of commercial, office, and retail projects, as well as for the construction of single family homes. At March 31, 2002, real estate construction loans increased $407,000, or 1.3%, over December 31, 2001, and decreased $1,214,000, or 3.6%, from March 31, 2001. The decline from March 31, 2001 to March 31, 2002 is principally due to a softening in the residential construction market.

  •
  The Bank continues to realize consistent and substantial growth in its real estate mortgage loan portfolio at March 31, 2002. Mortgage loans secured by commercial, residential, and agricultural real estate increased $5,446,000, or 5.4%, over December 31, 2001, and increased $30,258,000, or 39.9%, over March 31, 2001. The increase is primarily the result of successful business development efforts, an intensified focus on Placer County as a primary market area, and the Bank's commitment to further diversify its overall loan portfolio via growth in the real estate secured lending sector. The real estate mortgage portfolio is considered to be a concentration at 55.0% of the total loan portfolio. Increased portfolio limits have been approved as a result of an enhanced monitoring analysis and limitations set on the sub classifications within this portfolio segment.

  •
  Lease financing receivables declined $7,458,000, or 42.7%, between March 31, 2001 and March 31, 2002. This decline is the direct result of the Bank's decision in the first quarter of

    2000 to discontinue originating and purchasing leases through EPI. Consequently, the reduction of the Bank's lease portfolio was primarily due to scheduled lease portfolio principal reductions.

    In conjunction with the Bank's decision to discontinue and wind-down the operations of EPI, servicing of the lease portfolio was outsourced to Bancorp Financial Services, Inc ("BFS"), a third party specializing in the origination, acquisition, and servicing of small ticket leases. On May 21, 2001, Humboldt Bancorp ("Humboldt"), BFS' parent company, announced a plan to wind-down the operations of BFS in an orderly fashion over time. Subsequently, on January 28, 2002, BFS notified the Bank that it had targeted March 31, 2002 as the date to complete its wind-down process, and advised the Bank of its intent to resign as the servicer for the EPI lease portfolio. As a result of these developments, Management entered into a contract on March 20, 2002, effective May 1, 2002, with Portfolio Financial Servicing Company, Inc. ("PFSC") as the successor servicer of the EPI lease portfolio. PFSC is a third party specializing in the servicing of lease portfolios.

  •
  The Company makes consumer loans, including secured and unsecured loans and lines of credit, to finance a variety of consumer needs. Consumer loans decreased $243,000, or 4.9%, between March 31, 2001 and March 31, 2002. The decrease in this loan category was due to increased competition in the Bank's core market area and special pricing programs for new car financing by others.

        During the first quarter of 2002, there were no significant changes in the Bank's loan management, lending philosophy, or credit delivery procedures. The Company continues to emphasize high credit quality and superior customer service as two key components of its strategic direction.

  Loan and Lease Quality

        The Company places loans and leases on nonaccrual status when either principal or interest has been past due for 90 days or more. Exceptions to this policy can be made if the loan or lease is well secured and in the process of collection. The Company also places loans and leases on nonaccrual when payment in full of principal or interest is not expected, or the financial condition of the borrower has significantly deteriorated. At the time that a loan or lease is placed on nonaccrual, any accrued but uncollected interest is reversed and additional income is recorded on a cash basis as payments are received as long as principal is not impaired. Loans or leases that are in the process of renewal in the normal course of business, or that are well secured and in the process of collection may not be placed on nonaccrual status at the discretion of Management. A nonaccrual loan or lease may be restored to an accrual basis when interest and principal payments are current and the prospects for future payments are no longer in doubt.

        Nonperforming loans and leases consist of accruing loans and leases past due 90 days or more and nonaccrual loans and leases. The table below summarizes the composition of nonperforming loans and leases as of March 31, 2002, December 31, 2001, and March 31, 2001, as well as the changes between the periods. There were no loans and leases that were accruing interest that were past due as to principal or interest for 90 days or more at March 31, 2002, December 31, 2001, or March 31, 2001.

Composition of Nonperforming Loans and Leases

	March 31, 2002	% Change From March 31, 2001 To March 31, 2002	December 31, 2001	% Change From March 31, 2001 To December 31, 2001	March 31, 2001
	(dollars in thousands)
Nonaccrual Loans and Leases
Commercial	$—	(100.0)%	$—	(100.0)%	$1,936
Agricultural	109	(95.4)%	389	(83.6)%	2,374
Real Estate	5,066	374.3%	2,665	149.5%	1,068
Leases	—	0.0%	—	0.0%	—
Consumer	2	(60.0)%	6	20.0%	5

Total Nonperforming Loans and Leases	$5,177	(3.8)%	$3,060	(43.2)%	$5,383

        Total nonperforming loans and leases have decreased $206,000, or 3.8%, since March 31, 2001. However, as discussed below, nonperforming loans and leases have increased from $3,060,000, or 1.6% of gross loans and leases, at December 31, 2001 to $5,177,000, or 2.7% of gross loans and leases, at March 31, 2002. This increase is principally due to one large commercial real estate secured loan that is in the process of collection.

        The composition of the Company's nonaccrual loans and leases remain limited primarily to a few large agricultural real estate, commercial real estate, and commercial construction real estate relationships. At March 31, 2002, 97.2% of the Company's total nonaccrual loans and leases were concentrated in five relationships. Two of the relationships equaling $1,480,000, or 28.6%, are agricultural real estate; two totaling $1,110,000, or 21.4%, are a commercial real estate relationship; and one totaling $2,443,000, or 47.2%, is a commercial real estate construction relationship that was classified as nonaccrual during the first quarter of 2002. Each of these nonaccrual loan relationships is in the process of collection and is believed to be adequately supported by collateral.

        As of December 31, 2001, 95.6% of the Company's total nonaccrual loans and leases were concentrated in five relationships. Four of the relationships, totaling $2,664,000, or 87.1%, are real estate loan relationships, while the remainder, totaling $260,000 or 8.5%, is an agribusiness credit relationship.

        The Company's allowance for loan and lease losses ("ALLL") totaled $5,790,000, or 3.0% of gross loans and leases, as of March 31, 2002. This amount compares to $5,498,000, or 2.9% of gross loans and leases, as of December 31, 2001, and $5,372,000, or 3.1% of gross loans and leases, as of March 31, 2001. The ALLL is maintained at a level considered adequate by Management to provide for losses that can be reasonably anticipated. Loan and lease losses are charged against the ALLL, and recoveries are credited to it. Management believes that the total ALLL is adequate to cover potential losses in the loan and lease portfolios. While Management uses all available information to provide for loan and lease losses, future additions to the ALLL may be necessary based on changes in economic conditions and other factors.

        Additions to the ALLL are made by provisions for possible loan and lease losses. The provision for possible loan and lease losses is charged to operating expense and is based upon past loss experience and estimates of potential losses which, in Management's judgment and in accordance with generally accepted accounting principles, deserve current recognition. Other factors considered by Management include growth, composition, and overall quality of the loan and lease portfolio, review of specific problem loans and leases, and current economic conditions that may affect the customer's ability to repay the obligation. Actual losses may vary from current estimates. The estimates are reviewed regularly and adjustments, as necessary, are charged to operations in the period in which they become known.

        Provisions to the ALLL totaled $150,000 and $0 for the three-month periods ending March 31, 2002 and March 31, 2001, respectively. Total provisions to the ALLL for the year ended December 31, 2001 equaled $2,450,000. Loan and lease charge-offs for the three months ended March 31, 2002 totaled $37,000, as compared to $456,000 for the three months ended March 31, 2001. Loan and lease recoveries were $179,000 for the three months ended March 31, 2002, compared to $104,000 for the three months ended March 31, 2001. The following table illustrates the activity in the Bank's ALLL for the three months ended March 31, 2002 and March 31, 2001.

Activity in Allowance for Loan and Lease Losses

	For the Three months ended March 31
	2002	2001
	(dollars in thousands)
Balance, January 1	$5,498	$5,724
Charge-offs by Loan Category:
Commercial	—	38
Agricultural	—	300
Real Estate	—	—
Leases	3	111
Consumer	34	7

Total	37	456

Recoveries by Loan Category:
Commercial	6	5
Agricultural	153	—
Real Estate	—	35
Leases	19	62
Consumer	1	2

Total	179	104

Net (Recoveries) Charge-offs	(142)	352
Provision Charged to Expense	150	—

Balance, March 31	$5,790	$5,372

  Investments

        The Company's investment portfolio was $88,836,000 at March 31, 2002, compared to $78,357,000 at December 31, 2001, and $71,554,000 at March 31, 2001. The increase of $17,282,000, or 24.2%, from March 31, 2002 to March 31, 2001, is primarily due to a change in investment strategy whereby the Company has invested its excess funds in qualified Available-for-Sale Securities rather than federal funds sold and the adoption of a leveraged investment strategy whereby qualified securities were purchased utilizing borrowed funds. The Company has implemented this strategy in order to take advantage of the interest spread between funds borrowed and the interest earned on the investments. Specifically, in order to achieve the desired return, the Company purchases securities with an average life of three to five years and matches those securities with similar term funding.

        As of March 31, 2002, the Company's "available-for-sale" category adjustment reflected a net unrealized gain of $200,000, net of taxes. The approximate market value of the Company's investment portfolio at March 31, 2002 was $88,920,000. As of March 31, 2001, the Company's "available-for-sale" category adjustment reflected a net unrealized gain of $264,000, net of taxes, and the approximate market value of the Company's investment portfolio was $71,614,000. The $64,000 change in the unrealized gain/loss between the two periods is primarily the result of decreasing interest rates and changes in portfolio composition.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002
Compared with
Three Months Ended March 31, 2001

        The Company recognized net income of $746,000 for the three-month period ending March 31, 2002 resulting in diluted earnings per share after discontinuance of subsidiary of $0.35. Net income for the first three months of 2001 was $651,000, resulting in diluted earnings per share after discontinuance of subsidiary of $0.31 (all earnings per share calculations have been adjusted for the three months ended March 31, 2001, to reflect the Company's 5% stock dividend distributed on September 25, 2001).

        Net interest income rose for the three months ending March 31, 2002 to $3,757,000 from $3,590,000 for the same three-month period in 2001, an increase of $167,000, or 4.7%. This increase reflects the combined effect of a variety of factors affecting interest income and interest expense as described below.

        The Company's primary source of income is interest and fees on loans and leases. The table below depicts average loans and leases and yields for the three-month periods ending March 31, 2002 and 2001.

Loans and Leases	Three-months ended March 31, 2002	Three-months ended March 31, 2001
	(dollars in thousands)
Average loans and leases outstanding	$187,203	$176,076
Average yields	7.85%	9.74%
Interest and fees earned	$3,673	$4,287
Average prime rate	4.75%	8.63%

        The three-month average outstanding loans and leases at March 31, 2002 were up $11,127,000, or 6.3%, over the comparable three-month period in 2001. The increase in average outstanding loans and leases is reflective of the Bank's marketing efforts and the Bank's expansion into Placer County. Both the volume and rate have been impacted as a result of the declining interest rate environment experienced during 2001 and competitive pressure to acquire and retain quality customers for the Company. The decline in average yields is also in part the result of obtaining business under a more stringent credit underwriting process.

        Rates and amounts paid on average deposits, including noninterest-bearing deposits, for the three and nine-month periods ended March 31, 2002, compared to the same periods in 2001, are set forth in the following table:

Deposits	Three-months ended March 31, 2002	Three-months ended March 31, 2001
	(dollars in thousands)
Average deposits outstanding	$271,350	$260,098
Average rates paid	1.59%	3.18%
Interest expense	$1,080	$2,070

        The Company experienced a decrease in total interest expense of 44.9%, or $951,000, for the three-month period ending March 31, 2002, in comparison to the same three-month period for 2001. Average rates paid on deposits decreased from 3.18% for the three-month period ending March 31,

2001 to 1.59% for the three-month period ending March 31, 2002. Interest-bearing deposits comprised 78.1% of total deposits at March 31, 2002, as compared to 78.8% at March 31, 2001.

  Noninterest Income

        The Company experienced a decrease in total noninterest income of $36,000, or 6.0%, for the three-month period ending March 31, 2002 versus the same period in 2001. Total noninterest income consists principally of service charges on deposit accounts, loan servicing fees, brokered loan fees, and other noninterest income.

        Service charge income on deposit accounts, one of the primary components of noninterest income, showed an increase of $48,000, or 19.0%, for the three-month period ending March 31, 2002 over the three-month period ending March 31, 2001. Income derived from service charges on deposit accounts was $300,000 and $252,000 for the three-month periods ending March 31, 2002 and March 31, 2001, respectively.

        Loan service fee income for the three-month period ending March 31, 2002 decreased $23,000, or 14.6%, in comparison to the three-month period ending March 31, 2001. The decrease is attributable to normal principal amortization on serviced loans, loan payoffs, and fewer originations of "servicing retained" brokered and sold loans.

        Income from brokered loan fees for the three months ended March 31, 2002 increased $15,000, or 125.0%, in comparison to the three-month period ended March 31, 2001. This increase is predominantly due to favorable pricing variances on the brokering of non-conforming residential real estate loans.

        All other noninterest income, which consists of alternative investment fee income, increases in the cash surrender value of life insurance policies, and other noninterest income, decreased by $76,000 for the three-month period ended March 31, 2002, in comparison to the three-month period ended March 31, 2001. These decreases include recurring operating and impairment losses on an investment made in a Community Reinvestment Act qualified California Affordable Housing Project, the economic value of which is ultimately realized through the tax benefit it generates, and a one-time loss on the disposition of an investment security.

  Noninterest Expense

        During the three-month period ended March 31, 2002, the Company experienced a decrease of $156,000, or 4.9%, in total noninterest expense over the three-month period ended March 31, 2001. Total noninterest expense stood at $3,032,000 for the period ending March 31, 2002 compared to $3,188,000 for the three-month period ending March 31, 2001. Noninterest expenses consist of salaries and employee benefits, occupancy, furniture and equipment expense, legal and professional fees, telephone expense, and other general and administrative operating expenses.

        Salaries and employee benefits decreased $95,000, or 5.1%, for the three-month period ending March 31, 2002, over the same period in 2001. Salaries and employee benefits for the three-month period ending March 31, 2002 were $1,776,000, compared to $1,871,000 for the same period in 2001.

        Collectively, occupancy and furniture and equipment expenses increased $65,000, or 14.4%, for the three-month period ending March 31, 2002, over the same period in 2001. These two categories stood jointly at $515,000 and $450,000 for the three-month periods ending March 31, 2002 and March 31, 2001, respectively. The year-over-year increase was principally driven by the opening of branches in Lincoln and Roseville, California.

Other Operating and Administrative Expenses

	March 31,2002	March 31,2001
	(dollar in thousands)
Legal & Professional Fees	$119	$210
Telephone Expense	65	92
Stationary & Supplies	50	63
Director Fees	49	55
Other	458	447

Total	$741	$867

        Legal and professional fees, consisting primarily of outside legal counsel, independent accountants, and consultants, were $119,000 for the three-month period ending March 31, 2002, compared to $210,000 for the same period in 2001 which was a decrease of $91,000, or 43.3%.

        Telephone expenses, which include data line transmissions, decreased $27,000, or 29.3%, for the three-month period ended March 31, 2002, versus the same period in 2001.

        All other operating and administrative expenses in the aggregate decreased $8,000, or 1.4%, for the three-month period ended March 31, 2002, versus the same period in 2001. The decline in other noninterest operating and administrative expense is attributed primarily to a variety of initiatives implemented by the Company to further streamline workflow processes and improve its use of technology, thereby achieving greater operational efficiency.

  Provision for Income Taxes

        Applicable income taxes from continuing operations for the three-month period ended March 31, 2002, were $414,000. This compares to $364,000 for the three-month period ended March 31, 2001. The Company's effective tax rate was 36.3% for both of the three-month periods ended March 31, 2002 and March 31, 2001, respectively.

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

        Asset and liability management encompasses an analysis of market risk, the control of interest rate risk (interest sensitivity management), and the ongoing maintenance and planning of liquidity and capital. The composition of the Company's statement of condition is planned and monitored by the Asset and Liability Committee ("ALCO"), a committee comprised of the Bank's executive management. The primary tool used by the ALCO to measure and manage interest rate exposure is a simulation model. Use of the model to perform simulations reflecting changes in interest rates over one and two-year time horizons has enabled Management to develop and initiate strategies for managing exposure to interest rate risks. The ALCO believes that, both individually and in the aggregate, its modeling assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not an absolutely precise calculation of exposure.

MARKET RISK

        Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The continuous monitoring and management of this risk is an important component of the Company's asset and liability management process, and is governed by policies established by its Board of Directors which are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset and liability management policies to the ALCO. In this capacity, Management develops guidelines and strategies impacting the Company's asset and liability management related activities based upon estimated market risk sensitivity, policy limits, and overall market interest rate levels and trends.

INTEREST RATE RISK

        Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company's financial instruments also change, thereby impacting NII, the primary component of the Company's earnings. The ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes.

        The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off balance sheet financial instruments. This sensitivity analysis is compared to policy limits that specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no balance sheet growth, given both a 200 basis point ("bp") upward and downward shift in interest rates. A parallel and pro rata shift in rate over a 12-month period is assumed. The Bank's policy limit threshold is that NII exposure shall not exceed 10% of estimated NII over the next 12 months.

        The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of future operating results. These hypothetical estimates are based on numerous assumptions, such as: the nature and timing of interest rate levels, including yield curve shape; repayments on loans, leases, and securities; deposit rates; pricing decisions on loans and deposits; reinvestment and replacement of assets; and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals, customer product preference changes, and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that the ALCO might take in responding to or anticipating changes in interest rates.

LIQUIDITY

        The need for liquidity in a banking institution arises principally to provide for deposit withdrawals, the credit needs of its customers, and to take advantage of investment opportunities. A banking institution may achieve desired liquidity from both assets and liabilities. The Company considers cash and deposits held in other banks, federal funds sold, other short-term investments, maturing loans and investments, receipts of principal and interest on loans, investments available for sale, and potential loan sales as sources of asset liquidity. Deposit growth, access to credit lines established with correspondent banks, and market sources of funds are considered by the Company as sources of liability liquidity.

        Historically, during the first half of each year the Bank experiences excess liquidity. The Bank's seasonal agricultural and construction loan demand typically occurs each year from early June through late October. This demand tends to absorb excess liquidity and usually results in a net borrowed position during that time frame.

        The Bank's short-term liquid assets consist of cash and due from banks, federal funds sold, and investment securities with maturities of one year or less (exclusive of pledged securities). Irrespective of maturity, U.S. Government and Agency securities qualify as collateral for borrowings at the Federal Home Loan Bank ("FHLB"), Federal Reserve Bank, and with broker-dealers.

        In order to fund its liquidity needs, the Bank has formal and informal borrowing arrangements with the Federal Reserve Bank to meet unforeseen deposit outflows or seasonal loan funding demands. The Bank has also entered an agreement to borrow funds from the FHLB secured by U.S. Government and Agency obligations in the Bank's investment portfolio. As of March 31, 2002 the Bank had $10,000,000 outstanding on these lines. There were no borrowings outstanding at December 31, 2001 and March 31, 2001.

        The Bank monitors its credit facility availability and unencumbered qualifying collateral in conjunction with its asset and liability management process. Policy limits are established and monitored for maximum borrowings and minimum contingency liquidity levels.

        Management believes that the Company maintains adequate amounts of liquidity to meet its needs.

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

        Total shareholders' equity on March 31, 2002 increased by $183,000, or 0.7%, to $27,396,000 over December 31, 2001 total shareholders' equity of $27,213,000. The increase is attributed to net income of $746,000 during the first three months of 2002, and a decrease in other comprehensive income, net of tax, of $330,000 associated with the market value adjustment on the Company's Available-for-Sale securities. These increases to shareholder equity were offset by cash dividends paid in the amount of $233,000. As can be seen by the following table, the Company and Bank exceeded all regulatory capital ratios on March 31, 2002.

Risk Based Capital Ratio As of March 31, 2002

	Company		Bank
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 Risk-Based Capital	$27,087	11.49%	$26,837	11.39%
Tier 1 Capital Minimum Requirement	9,427	4.00%	9,427	4.00%

Excess	$17,660	7.49%	$17,410	7.39%

Total Risk-Based Capital	30,068	12.76%	29,818	12.65%
Total Capital Minimum Requirement	18,855	8.00%	18,853	8.00%

Excess	$11,213	4.76%	$10,965	4.65%

Net Risk-Weighted Assets	$235,686		$235,668

Leverage Capital Ratio
Tier 1 Capital to average assets	$27,087	8.72%	$26,837	8.65%
Minimum leverage requirement	12,423	4.00%	12,416	4.00%

Excess	$14,664	4.72%	$14,421	4.65%

Average total assets	$310,586		$310,412

        On November 13, 2001, CIB's Board of Directors approved a plan to repurchase, as conditions warrant, up to 5% of CIB's common stock on the open market. The duration of the plan is open-ended and the timing of the purchases is dependent on market conditions. During the first three months of 2002, CIB did not repurchase any of its own common stock pursuant to the plan.

SUPERVISION AND REGULATION

        CIB and the Bank operate in a highly regulated environment and are subject to supervision and examination by various federal and state regulatory agencies. CIB, as a bank holding company, is subject to regulation and supervision by primarily the FRB, and the Bank, as a California-chartered commercial bank, is subject to supervision and regulation by primarily the FDIC and the California Department of Financial Institutions ("DFI"). Federal and California state laws and regulations govern numerous matters involving both entities, including maintenance of adequate capital and financial condition, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits, and restrictions on dividend payments. The federal and state regulatory agencies possess extensive discretion and powers to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. CIB and the Bank also undergo periodic examinations by one or more of these regulatory agencies, which may subject them to changes in asset valuations, in amounts of required loss allowances, and in operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examination. The Bank's operations are also subject to a wide variety of state and federal consumer protection and similar statutes and regulations. Those and other restrictions limit the manner in which CIB and the Bank may conduct business and obtain financing. The laws and regulations to which CIB and the Bank are subject can, and do, change significantly from time to time, and such changes could materially affect the Company's business, financial condition, and operating results.

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

  1)
  Due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.

  2)
  Standards for verifying customer identification at account opening.

  3)
  Rules to promote cooperation among financial institutions, regulators, and law enforcement entities to assist in the identification of parties that may be involved in terrorism or money laundering.

  4)
  Reports to be filed by nonfinancial trades and business with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000.

  5)
  The filing of suspicious activities reports by securities brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

        Until all new regulations, rules or standards have been developed; the Company is not able to predict the impact of such law on its financial condition or results of operations at this time.

SENIOR MANAGEMENT

        On March 11, 2002, CIB's chief financial officer and corporate secretary, Robert J. Lampert, submitted his resignation, effective March 25, 2002, from all positions held with CIB, the Bank, and EPI. Kevin R. Watson has been appointed as chief financial officer and corporate secretary of CIB and the Bank. Mr. Watson, a Certified Management Accountant, came to the Bank in 2001 with more than twelve years of business experience and most recently served as the Controller of CIB and the Bank.

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

SEGMENT REPORTING

        On January 1, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for public business enterprises' reporting of information about its operating segments in its annual financial statements. The Statement requires that the enterprises report selected information concerning operating segments in interim financial reports issued to shareholders. Additionally, the Statement establishes requirements for related disclosures about products, services, geographic areas, and major customers.

        SFAS No. 131 requires public business enterprises to report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Statement further requires reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. SFAS No. 131 does not, however, require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

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

SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets"

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). These Statements change the method of accounting for business combinations and goodwill in two significant ways. First, SFAS No. 141 prohibits the use of the pooling of interests method and requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. Second, SFAS No. 142 changes the accounting method for goodwill from an amortization method to an impairment-only approach. As a result, goodwill will be accounted for as an asset unless it declines in value. Companies will be required to test their goodwill valuation periodically for "impairment" or loss and to recognize any change on their books. The amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which for companies with calendar year ends will be January 1, 2002. Management does not believe that the adoption of these Statements will have a material impact on the Company or its ability to accomplish certain business strategies.

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

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset,"

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provision of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. Management does not expect that the adoption of this statement will have a significant impact on the Company's current financial position or results of operations.

CHANGE IN ACCOUNTANTS

        On March 28, 2002, the Company decided not to renew the engagement of Arthur Andersen LLP ("Anderson") and appointed Perry-Smith LLP ("Perry-Smith") as its new independent public accountant, effective on such date. This determination followed the Company's decision to seek proposals from independent public accountants to audit the Company's financial statements for the fiscal year ending December 31, 2002.

        The decision not to renew the engagement of Andersen and to retain Perry-Smith was approved by CIB's Board of Directors upon the recommendation of its Audit Committee. The decision was based on proposals from national and regional accounting firms and reflected the Audit Committee's judgment as to which firm was best suited to deliver external audits to the Company in light of relevant factors such as the firm's depth of experience, breadth of resources, commitment to provide exceptional service, ability to handle transition issues and location of key personnel.

OTHER MATTERS

  California Energy Shortage.

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

  Effects of Terrorism.

        The terrorists' acts of September 11, 2001, and thereafter, have had significant adverse effects upon the United States economy. It is uncertain whether and to what extent, if any, future terrorist activities, and the response of the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company. Such events, however, have had, and may continue to have, an adverse effect on the economy in the Company's market areas. Such continued economic deterioration could adversely affect the Company's future results of operations by, among other matters, reducing the demand for the Bank's loans, other products and; increasing nonperforming loans and the amounts reserved for loan losses; and causing a decline in the Company's stock price.

  Subsequent Material Event.

        On May 9, 2002, the Company announced that President and Chief Executive Officer Larry D. Hartwig has decided to retire from his officer and board of directors' positions with the Company to pursue other interests. Mr. Hartwig's resignation is effective on May 10, 2002. The boards of directors have appointed Director John I. Jelavich to serve as Interim President and Chief Executive Officer of CIB and the Bank.

        Interim President and Chief Executive Officer John I. Jelavich brings more than thirty years of banking experience to his positions. From 1988 to 1998, Mr. Jelavich served as the Regional Vice President for Union Bank of California's Mid Valley Region. From 1999 through February of 2000, Mr. Jelavich served as a consultant to the president and chief executive officer of the Bank. He has served on the boards of directors of CIB and the Bank since March of 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In Management's opinion, the Company's market risk and interest rate risk profiles are within reasonable tolerances at this time. (See Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations, sections discussing "Market Risk," "Interest Rate Risk" and "Liquidity" at pages 16-17.) No significant changes to the market risk or interest rate risk positions of the Company have occurred since December 31, 2001.

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
3.1
Secretary's Compiled, Amended and Restated Articles of Incorporation for California Independent Bancorp as of April 26, 2000. Filed as Exhibit 3.1 to the Company's Quarterly Report filed on Form 10Q for the period ended March 31, 2000.*
3.2
Secretary's Compiled, Amended and Restated Bylaws California Independent Bancorp as of March 31, 2000. Filed as Exhibit 3.2 to the Company's Quarterly Report filed on Form 10Q for the period ended March 31, 2000.*
10.36
Lease Servicing Agreement dated March 20, 2002, between Portfolio Financial Servicing Company, Inc., as the Servicer, and EPI Leasing Company Inc., a subsidiary of Feather River State Bank as the Originator.

*
Document incorporated herein by reference.

(b)
Reports on Form 8K.

        No reports on Form 8K were filed during the period.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA INDEPENDENT BANCORP
Date: May 10, 2002	/s/ KEVIN R. WATSON Kevin R. Watson Chief Financial Officer/Corporate Secretary (Principal Financial and Accounting Officer/Duly Authorized Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
PART I—Financial Information
  ITEM 1. FINANCIAL STATEMENTS
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of March 31, 2002, December 31, 2001, and March 31, 2001 (dollars in thousands) (UNAUDITED)
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands except share data) (UNAUDITED)
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three-month Periods ended March 31, 2002 and March 31, 2001 (dollars in thousands) (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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