Form 10-Q
period 2002-06-30
CALIFORNIA INDEPENDENT BANCORP
filed 2002-08-12
CIK 948976

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 0-265520

California Independent Bancorp
(Exact name of registrant as specified in its charter)

California	68-0349947
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes ☒        No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2002
Common stock, no par value	2,117,373 shares

        This report contains 27 pages. The Exhibit Index is on pages 25–26.

PART I—FINANCIAL INFORMATION
ITEM 1
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES UNAUDITED FINANCIAL STATEMENTS:
CONSOLIDATED BALANCE SHEETS	3
CONSOLIDATED STATEMENTS OF INCOME FOR THREE MONTHS	4
CONSOLIDATED STATEMENTS OF INCOME FOR SIX MONTHS	5
CONSOLIDATED STATEMENTS OF CASH FLOWS	6
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	7 - 8
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9 - 24
ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
PART II—OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS	25
ITEM 2
CHANGES IN SECURITIES AND USE OF PROCEEDS	25
ITEM 3
DEFAULTS UPON SENIOR SECURITIES	25
ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	25
ITEM 5
OTHER INFORMATION	25
ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K	25
SIGNATURES	27

PART I—Financial Information

ITEM 1. FINANCIAL STATEMENTS

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2002, December 31, 2001, and June 30, 2001

(dollars in thousands)

(UNAUDITED)

	June 30, 2002	December 31, 2001	June 30, 2001
Assets
Cash and Due From Banks	$15,217	$17,747	$14,818
Federal Funds Sold	—	5,300	9,703

Cash and Cash Equivalents	15,217	23,047	24,521
Investment Securities:
Held-to-Maturity Securities, at amortized cost (fair value of $2,520, $3,698, and $3,975, respectively)	2,435	3,604	3,906
Available-for-Sale Securities, at fair value	95,102	74,753	62,756

Total Investment Securities	97,537	78,357	66,662
Loans and Leases	201,059	192,281	185,445
Less: Allowance for Loan and Lease Losses	(5,817)	(5,498)	(5,023)

Net Loans and Leases	195,242	186,783	180,422
Premises and Equipment, Net	6,911	6,937	6,900
Interest Receivable	2,286	2,091	2,272
Other Real Estate Owned	698	542	580
Cash Surrender Value of Insurance Policies	5,231	5,108	4,988
Other Assets	2,278	3,140	3,121
Net Assets From Discontinued Operations	—	163	188

Total Assets	$325,400	$306,168	$289,654

Liabilities and Shareholders' Equity
Deposits:
Noninterest-Bearing	$58,773	$69,968	$60,061
Interest-Bearing	212,685	205,608	197,679

Total Deposits	271,458	275,576	257,740
Interest Payable	1,053	1,247	1,435
Deferred Compensation Payable	1,326	935	772
Federal Agency and Other Borrowings	20,458	120	160
Other Liabilities	2,374	1,077	2,106
Net Liabilities From Discontinued Operations	62	—	—

Total Liabilities	296,731	278,955	262,213
Shareholders' Equity
Common Stock, No Par Value—Authorized—20,000,000 shares
Issued and outstanding—2,117,373 shares June 30, 2002, 2,115,419 shares December 31, 2001, and 2,008,966 shares June 30, 2001.	22,323	22,322	19,909
Retained Earnings	5,574	4,481	7,213
Debt Guarantee of ESOP	(120)	(120)	(160)
Accumulated Other Comprehensive Income	892	530	479

Total Shareholders' Equity	28,669	27,213	27,441

Total Liabilities and Shareholders' Equity	$325,400	$306,168	$289,654

The accompanying notes are an integral part of these unaudited consolidated financial statements

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except share data)

(UNAUDITED)

	Three months ended June 30, 2002	Three months ended June 30, 2001
Interest Income:
Interest and Fees on Loans and Leases	$3,857	$4,322
Interest on Investments—
Taxable Interest Income	1,329	1,088
Nontaxable Interest Income	16	23
Interest on Federal Funds Sold and Other Interest Income	7	124

Total Interest Income	5,209	5,557

Interest Expense:
Interest on Deposits	998	1,837
Interest on Other Borrowings	175	11

Total Interest Expense	1,173	1,848

Net Interest Income	4,036	3,709
Provision for Loan and Lease Losses	150	—

Net Interest Income After Provision for Loan and Lease Losses	3,886	3,709

Noninterest Income:
Service Charges on Deposit Accounts	398	279
Loan Servicing Fees	23	34
Brokered Loan Fees	34	54
Alternative Investment Fee Income	42	46
Cash Surrender Value of Life Insurance Policies	74	71
Other	27	27

Total Noninterest Income	598	511

Noninterest Expense:
Salaries and Employee Benefits	1,859	1,758
Occupancy Expense	210	204
Furniture and Equipment Expense	319	274
Other Operating and Administrative Expense	835	853

Total Noninterest Expense	3,223	3,089

Income Before Provision for Income Taxes	1,261	1,131
Provision for Income Taxes	462	405

Net Income From Continuing Operations	799	726
Income from Discontinued Operations, net of tax effect	13	14

Net Income	$812	$740

Share Data:
Earnings Per Share:
Basic—From Continuing Operations	$0.38	$0.34
Basic—After Discontinuance of Subsidiary	0.38	0.35
Diluted—From Continuing Operations	0.38	0.34
Diluted—After Discontinuance of Subsidiary	0.38	0.34
Weighted Average Basic Shares	2,116,626	2,109,414
Weighted Average Diluted Shares	2,122,380	2,150,182

The accompanying notes are an integral part of these unaudited consolidated financial statements

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except share data)

(UNAUDITED)

	Six months ended June 30, 2002	Six months ended June 30, 2001
Interest Income:
Interest and Fees on Loans and Leases	$7,530	$8,609
Interest on Investments—
Taxable Interest Income	2,523	2,315
Nontaxable Interest Income	36	49
Interest on Federal Funds Sold and Other Interest Income	42	290

Total Interest Income	10,131	11,263

Interest Expense:
Interest on Deposits	2,078	3,907
Interest on Other Borrowings	260	57

Total Interest Expense	2,338	3,964

Net Interest Income	7,793	7,299
Provision for Loan and Lease Losses	300	—

Net Interest Income After Provision for Loan and Lease Losses	7,493	7,299

Noninterest Income:
Service Charges on Deposit Accounts	698	531
Loan Servicing Fees	158	192
Brokered Loan Fees	61	66
Alternative Investment Fee Income	84	91
Cash Surrender Value of Life Insurance Policies	144	139
Loss on Sale of Available-for-Sale Security	(55)	—
Other	74	93

Total Noninterest Income	1,164	1,112

Noninterest Expense:
Salaries and Employee Benefits	3,635	3,629
Occupancy Expense	407	372
Furniture and Equipment Expense	637	556
Other Operating & Administrative Expense	1,576	1,720

Total Noninterest Expense	6,255	6,277

Income Before Provision for Income Taxes	2,402	2,134
Provision for Income Taxes	876	769

Net Income From Continuing Operations	1,526	1,365
Income from Discontinued Operations, net of tax effect	32	26

Net Income	$1,558	$1,391

Share Data:
Earnings Per Share:
Basic—From Continuing Operations	$0.72	$0.65
Basic—After Discontinuance of Subsidiary	0.74	0.66
Diluted—From Continuing Operations	0.72	0.64
Diluted—After Discontinuance of Subsidiary	0.73	0.65
Weighted Average Basic Shares	2,116,026	2,109,414
Weighted Average Diluted Shares	2,127,798	2,138,626

The accompanying notes are an integral part of these unaudited consolidated financial statements

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six-month Periods ended June 30, 2002 and June 30, 2001

(dollars in thousands)

(UNAUDITED)

	June 30, 2002	June 30, 2001
Cash Flows From Operating Activities
Net Income	$1,558	$1,391
Adjustments to Reconcile Net Income to Net Cash Provided by (Used For) Operating Activities:
Depreciation and Amortization	485	433
Provision for Loan and Lease Losses	300	—
Loss on Disposal of Investment Security	55	—
Gain on Sale of Other Real Estate Owned	—	(14)
Gain on Sale of Loans and Leases, net	(6)	—
(Gain) Loss on Sale of Premises and Equipment	(10)	22
(Increase) Decrease in Assets:
Interest Receivable	(194)	568
Cash Surrender Value of Insurance Policies	(122)	(118)
Income Tax Receivable	500	(82)
Net Assets From Discontinued Operations	162	38
Other Assets	66	136
Increase (Decrease) in Liabilities:
Interest Payable	(194)	(445)
Deferred Compensation Payable	390	141
Net Liabilities From Discontinued Operations	62	—
Other Liabilities	1,297	(3,268)

Net Cash Provided By (Used For) Operating Activities	4,349	(1,198)
Cash Flows From Investing Activities
Net Increase in Loans and Leases	(8,910)	(7,410)
Purchase of Securities Available-for-Sale	(25,774)	(21,090)
Proceeds From Maturity of Securities Held-to-Maturity	350	1,345
Proceeds From Sales, Maturities and Calls of Securities Available-for-Sale	6,847	36,408
Proceeds From Sales of Other Real Estate Owned	—	117
Purchases of Premises and Equipment	(450)	(376)

Net Cash (Used For) Provided By Investing Activities	(27,937)	8,994
Cash Flows From Financing Activities
Net Decrease in Noninterest Bearing Deposits	(11,195)	(3,935)
Net Increase (Decrease) in Interest Bearing Deposits	7,077	(5,957)
Net Increase in Other Borrowings	20,338	—
Repurchase of Common Stock	(96)	—
Stock Options Exercised	99	—
Cash Dividends	(465)	(442)

Net Cash Provided By (Used For) Financing Activities	15,758	(10,334)
Net Decrease in Cash and Cash Equivalents	(7,830)	(2,538)

Cash and Cash Equivalents, Beginning of Year	23,047	27,059

Cash and Cash Equivalents, End of Period	15,217	24,521

The accompanying notes are an integral part of these unaudited consolidated financial statements

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of Management, the unaudited consolidated financial statements contain all adjustments (consisting solely of recurring adjustments) that are necessary to present fairly the financial position of California Independent Bancorp ("CIB") and its subsidiaries (collectively, the "Company") at June 30, 2002, December 31, 2001, and June 30, 2001, the results of its operations for the three and six-month periods ended June 30, 2002 and June 30, 2001, and cash flows for the six-month period ended June 30, 2002 and June 30, 2001.

        Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with SEC rules or regulations. The results of operations for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the operating results for the full year ending December 31, 2002. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Note 3—Commitments and Contingent Liabilities

        In the normal course of business there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and letters of credit that are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

        The contract amount of commitments not reflected on the balance sheet at June 30, 2002 were as follows:

Loan Commitments	$54,420,000
Standby Letters of Credit	$520,000

Note 4—Cash and Stock Dividends

        In February, May, August, and November of 2001, and February and May of 2002, CIB paid an eleven-cent per share cash dividend.

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

Note 6—Comprehensive Income

        The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The statement requires an entity to report and display comprehensive income and its components. For the Company, comprehensive income includes net income and changes in the fair value, net of applicable taxes, of its Available-for-Sale investment securities. Total comprehensive income for the three and six months ended June 30, 2002 and June 30, 2001 was $1,504,000 and $955,000, respectively, and $1,920,000 and $2,113,000, respectively, as shown in the following table.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net Income	$812	$740	$1,558	$1,391
Other Comprehensive Income:
Gain (Loss) on Available-for-Sale investment securities, net of taxes	692	215	362	722

Total Comprehensive Income	$1,504	$955	$1,920	$2,113

Note 7—Financial Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). These Statements change the method of accounting for business combinations and goodwill in two significant ways. First, SFAS No. 141 prohibits the use of the pooling of interests method and requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. Second, SFAS No. 142 changes the accounting method for goodwill from an amortization method to an impairment-only approach. As a result, goodwill will be accounted for as an asset unless it declines in value. Companies will be required to test their goodwill valuation periodically for "impairment" or loss and to recognize any change on their books. The amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which for companies with calendar year ends, was January 1, 2002. The Company adopted SFAS No. 141 and SFAS No. 142. Management believes that these Statements did not have a material impact on the Company's financial position or results of operations.

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

        Certain statements in this Form 10-Q quarterly report, and in Management's Discussion and Analysis of Financial Condition and Results of Operations (excluding statements of fact or historical financial information), involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan and lease losses; loss of key personnel; change in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset and liability matching risks and liquidity risks; changes in the securities markets; the impact of the California energy shortage; and the effects of terrorism, including the events of September 11, 2001 and thereafter, and the conduct of the war on terrorism by the United States and its allies.

        The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to CIB's and the Bank's (collectively, the "Company's") financial condition, operating results, asset and liability management, liquidity and capital resources; and should be read in conjunction with the Consolidated Financial Statements of the Company and its accompanying notes.

OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS

        Total assets at June 30, 2002 were $325,400,000. This figure represents an increase of 6.3% over $306,168,000, at December 31, 2001, and an increase of 12.3% over $289,654,000, at June 30, 2001.

        Gross loans and leases were $201,059,000 at June 30, 2002, an increase of 4.6% from $192,281,000, at December 31, 2001, and an 8.4% increase from $185,445,000, at June 30, 2001. The increase in loans over the past twelve-month period is attributable to the Bank's successful business development efforts. The Bank has recommitted itself in promoting a productive sales culture that emphasizes relationship banking.

        The Company's investment portfolio at June 30, 2002 was $97,537,000, compared to $78,357,000 at December 31, 2001, and $66,662,000 at June 30, 2001. Increases in the Company's investment portfolio during the first six months of 2002 were in large part due to a change in investment strategy, whereby the Company invested its excess funds in qualified Available-for-Sale Securities rather than federal funds sold and the adoption of a leveraged investment strategy whereby qualified securities were purchased utilizing borrowed funds. Cash and cash equivalents, which consisted of cash and due from banks and federal funds sold, were $15,217,000 at June 30, 2002, $23,047,000 at December 31, 2001, and $24,521,000 at June 30, 2001.

        Total deposits of the Company were $271,458,000, $275,576,000, and $257,740,000 at June 30, 2002, December 31, 2001, and June 30, 2001, respectively. The decrease at June 30, 2002 from December 31, 2001, is indicative of normal seasonal deposit fluctuations. Total deposits tend to decrease as the agricultural season intensifies, while total deposits trend upwards following the end of the agricultural season.

        The ratio of gross loans to deposits was 74.1%, 69.8%, and 72.0% at June 30, 2002, December 31, 2001, and June 30, 2001, respectively.

  Loans and Leases

        The Company continues to emphasize real estate, real estate construction, commercial, agricultural, and consumer lending activities. The Company has intensified its focus on real estate secured and commercial lending to meet customers' needs in its geographic market segments. The Company lends primarily to small and medium-sized businesses, small to large-sized farms, professionals, and consumers within its market area, which is principally comprised of Sutter, Yuba, Colusa, Yolo, and Placer counties; and, secondarily, Sacramento, El Dorado, Butte, and Glenn counties.

        Due to the loan and lease portfolio's composition, the Company sustains moderate variations in outstanding loan totals. More specifically, certain seasonal variations are expected to occur in the agricultural and construction loan portfolios. The table below sets forth the composition of the Company's loan and lease portfolio as of June 30, 2002, December 31, 2001, and June 30, 2001.

Composition of Loan and Lease Portfolio
(dollars in thousands)

Loan Category	June 30, 2002	December 31, 2001	June 30, 2001
Commercial	$24,281	$26,764	$25,402
Agricultural	19,161	13,329	26,703
Real Estate-Construction	29,336	32,268	33,437
Real Estate-Mortgage	112,800	100,685	78,276
Leases	8,582	11,654	15,479
Consumer	4,531	4,827	4,727
Other	2,368	2,754	1,421

Total	$201,059	$192,281	$185,445

        The principal changes in the loan and lease portfolio between June 30, 2002, December 31, 2001, and June 30, 2001 are discussed below:

  •
  The Bank makes commercial and small business loans (including lines of credit) that are secured by the assets of the business. Commercial loans decreased $2,483,000, or 9.3%, from December 31, 2001, and decreased $1,121,000, or 4.4%, from June 30, 2001. The decrease is due to fluctuations in commercial loan market demand.

  •
  The Bank provides agricultural production lines of credit and other agricultural loans that are secured by crops, crop proceeds, and other collateral. Agricultural loans increased $5,832,000, or 43.8%, from December 31, 2001, but decreased $7,542,000, or 28.2%, from June 30, 2001. The increase since year-end is due to the seasonality of agricultural loan demand resulting from the agriculture cycle. There were three principal factors that contributed to the decrease in agricultural loans since June 30, 2001. First, the Bank's enhanced credit standards have resulted in lower agricultural loan production. Second, the economic adversities affecting certain agricultural commodities produced in the Bank's trade area have softened new loan demand. Third, agricultural lending competition in the Bank's core market area remains intense. The decrease in agricultural loans has effectively lessened the exposure and risks associated with such loans, which were intensified by the economic adversities affecting the industry.

  •
  The Bank makes real estate construction loans to primarily finance a variety of commercial, office, and retail projects, as well as for the construction of single-family homes. At June 30, 2002, real estate construction loans decreased $2,932,000, or 9.1%, from December 31, 2001, and decreased $4,101,000, or 12.3%, from June 30, 2001. The decline from June 30, 2001 to June 30, 2002 is principally due to a few large loan payoffs and reclassification of some loans to the commercial category at the completion of their construction.

  •
  The Bank continues to realize consistent and substantial growth in its real estate mortgage loan portfolio at June 30, 2002. Mortgage loans secured by commercial, residential, and agricultural real estate increased $12,115,000, or 12.0%, over December 31, 2001, and increased $34,524,000, or 44.1%, over June 30, 2001. The increase is primarily the result of successful business development efforts and an intensified focus on Placer County as a primary market area.

    The real estate mortgage portfolio comprises 56.1% of the total loan portfolio. The Directors' Loan Committee monitors real estate asset concentration on a monthly basis. Increased portfolio limits have been approved as a result of enhanced monitoring, analysis, and limitations set on the sub-classifications within this portfolio segment.

  •
  Lease financing receivables declined $6,897,000, or 44.6%, between June 30, 2001 and June 30, 2002. This decline is the direct result of the Bank's decision in the first quarter of 2000 to discontinue originating and purchasing leases through EPI. Consequently, the reduction of the Bank's lease portfolio was primarily due to scheduled lease portfolio principal reductions.

    In conjunction with the Bank's decision to discontinue and wind-down the operations of EPI, the servicing of the lease portfolio was outsourced to Bancorp Financial Services, Inc ("BFS"), a third party specializing in the origination, acquisition, and servicing of small ticket leases. On May 21, 2001, Humboldt Bancorp ("Humboldt"), BFS' parent company, announced a plan to wind-down the operations of BFS in an orderly fashion over time. Subsequently, on January 28, 2002, BFS notified the Bank that it had targeted March 31, 2002 as the date to complete its wind-down process, and advised the Bank of its intent to resign as the servicer for the EPI lease portfolio. As a result of these developments, Management entered into a contract on March 20, 2002, effective May 1, 2002, with Portfolio Financial Servicing Company, Inc. ("PFSC") as the successor servicer of the EPI lease portfolio. PFSC is a third party specializing in the servicing of lease portfolios. During the transition period between BFS and PFSC, and in the two months working with PFSC, the Bank has not experienced any notable issues.

  •
  The Bank makes consumer loans, including secured and unsecured loans and lines of credit, to finance a variety of consumer needs. Consumer loans decreased $196,000, or 4.1%, between June 30, 2001 and June 30, 2002. The decrease in this loan category was due to increased competition in the Bank's core market area and special pricing programs for new car financing by other lenders.

        During the second quarter of 2002, there were no significant changes in the Bank's loan management, lending philosophy, or credit delivery procedures. The Company continues to emphasize high credit quality and superior customer service as two key components of its strategic direction. The Company has renewed its focus on relationship banking and on providing customer centered products and services.

  Loan and Lease Quality

        The Company places loans and leases on nonaccrual status when either principal or interest has been past due for 90 days or more. Exceptions to this policy can be made if the loan or lease is well secured and in the process of collection. The Company also places loans and leases on nonaccrual when payment in full of principal or interest is not expected, or the financial condition of the borrower has significantly deteriorated. At the time that a loan or lease is placed on nonaccrual, any accrued but uncollected interest is reversed and additional income is recorded on a cash basis as payments are received as long as the principal is not impaired. Loans or leases that are in the process of renewal in the normal course of business, or that are well secured and in the process of collection, may not be placed on nonaccrual status at the discretion of Management. A nonaccrual loan or lease may be restored to an accrual basis when interest and principal payments are current and the prospects for future payments are no longer in doubt.

        Nonperforming loans and leases consist of accruing loans and leases past due 90 days or more and nonaccrual loans and leases. The table below summarizes the composition of nonperforming loans and leases as of June 30, 2002, December 31, 2001, and June 30, 2001, as well as the changes between the periods. There were no loans and leases that were accruing interest that were past due as to principal or interest for 90 days or more at June 30, 2002, December 31, 2001, or June 30, 2001.

Composition of Nonperforming Loans and Leases
(dollars in thousands)

	June 30, 2002	% Change From June 30, 2001 To June 30, 2002	December 31, 2001	% Change From June 30, 2001 To December 31, 2001	June 30, 2001
Nonaccrual Loans and Leases
Commercial	$3	(99.5)%	$—	(100.0)%	$575
Agricultural	224	(87.8)%	389	(78.8)%	1,836
Real Estate-Construction	2,443	N/A	—	—	—
Real Estate-Mortgage	2,439	45.1%	2,665	58.5%	1,681
Leases	32	N/A	—	—	—
Consumer	17	88.9%	6	(33.3)%	9
Other	—	—	—	—	—

Total Nonperforming Loans and Leases	$5,158	25.8%	$3,060	(25.4)%	$4,101

        Total nonperforming loans and leases have increased $1,057,000, or 25.8%, since June 30, 2001 and have increased $2,098,000, or 68.6%, since December 31, 2001. This increase is principally due to one large commercial real estate secured loan.

        The composition of the Company's nonaccrual loans and leases remains primarily limited to a few large agricultural real estate, commercial real estate, and commercial construction real estate relationships. At June 30, 2002, 93.9% of the Company's total nonaccrual loans and leases were concentrated in four relationships. Two of the relationships equaling $1,453,000, or 28.2%, are agricultural real estate; one totaling $2,443,000, or 47.3%, is a commercial real estate construction relationship; and one totaling $947,000, or 18.4%, is a commercial real estate relationship. Each of these nonaccrual loan relationships is assigned to the Company's Special Assets Department, which is responsible for and has developed written work-out arrangements for each of these relationships.

        As of December 31, 2001, 95.6% of the Company's total nonaccrual loans and leases were concentrated in five relationships. Four of the relationships, totaling $2,664,000, or 87.1%, were real estate loan relationships, while the remainder, totaling $260,000, or 8.5%, was an agribusiness credit relationship.

        The Company's allowance for loan and lease losses ("ALLL") totaled $5,817,000, or 2.9% of gross loans and leases, as of June 30, 2002. This amount compares to $5,498,000, or 2.9% of gross loans and leases, as of December 31, 2001, and $5,023,000, or 2.7% of gross loans and leases, as of June 30, 2001. The ALLL is maintained at a level considered adequate by Management to provide for losses that can be reasonably anticipated. Loan and lease losses are charged against the ALLL, and recoveries are credited to it. Management believes that the total ALLL is adequate to cover potential losses in the loan and lease portfolios. While Management uses all available information to provide for loan and lease losses, future additions to the ALLL may be necessary based on changes in economic conditions and other factors.

        Additions to the ALLL are made by provisions for possible loan and lease losses. The provision for possible loan and lease losses is charged to operating expense and is based upon past loss experience and estimates of potential losses which, in Management's judgment and in accordance with generally accepted accounting principles, deserve current recognition. Other factors considered by Management include growth, composition, and overall quality of the loan and lease portfolio; review of specific problem loans and leases; and current economic conditions that may affect the customer's ability to repay the obligation. Actual losses may vary from current estimates. The estimates are reviewed regularly and adjustments, as necessary, are charged to operations in the period in which they become known.

        Provisions to the ALLL totaled $300,000 and $0 for the six-month periods ended June 30, 2002 and June 30, 2001, respectively; and $150,000 and $0 for the three-month periods ended June 30, 2002 and June 30, 2001, respectively. Total provisions to the ALLL for the year ended December 31, 2001 equaled $2,450,000. Loan and lease charge-offs for the six months ended June 30, 2002 totaled $196,000, as compared to $986,000 for the six months ended June 30, 2001. Loan and lease recoveries were $215,000 for the six months ended June 30, 2002, compared to $285,000 for the six months ended June 30, 2001. The large increase in the fourth quarter of 2001 to the provision was primarily due to an acceleration of the already softening economic environment on the Bank's exposure to a large, long running agribusiness problem credit relationship, a construction loan relationship, and a limited number of other previously identified problem credits. The Bank deemed it prudent to move aggressively to value those exposures to market and, in view of the economy, to further build loan loss reserves. The following table illustrates the activity in the Bank's ALLL for the six months ended June 30, 2002 and June 30, 2001.

Activity in Allowance for Loan and Lease Losses
(dollars in thousands)

	For the Three months ended June 30		For the Six months ended June 30
	2002	2001	2002	2001
Beginning Balance	$5,790	$5,372	$5,498	$5,724
Charge-offs by Loan Category:
Commercial	—	175	—	213
Agricultural	—	300	—	600
Real Estate	20	—	20	—
Leases	136	55	170	166
Consumer	3	—	6	7

Total	159	530	196	986

Recoveries by Loan Category:
Commercial	3	130	10	135
Agricultural	1	11	154	11
Real Estate	—	—	—	34
Leases	31	39	50	103
Consumer	1	1	1	2

Total	36	181	215	285

Net (Recoveries) Charge-offs	123	349	(19)	701
Provision Charged to Expense	150	—	300	—

Balance, June 30	$5,817	$5,023	$5,817	$5,023

  Investments

        The Company's investment portfolio was $97,537,000 at June 30, 2002, compared to $78,357,000 at December 31, 2001, and $66,662,000 at June 30, 2001. The increase of $30,875,000, or 46.3%, from June 30, 2001 to June 30, 2002, is primarily due to a change in investment strategy whereby the Company has invested its excess funds in qualified Available-for-Sale Securities rather than federal funds sold and the adoption of a leveraged investment strategy whereby qualified securities were purchased utilizing borrowed funds. The Company has implemented this strategy to take advantage of the interest spread between funds borrowed and the interest earned on the investments. Specifically, in order to achieve the desired return, the Company purchases securities with an average life of three to five years and matches those securities with similar term funding.

        As of June 30, 2002, the Company's "Available-for-Sale" category adjustment reflected an unrealized gain of $1,621,999. The approximate market value of the Company's investment portfolio at June 30, 2002 was $97,622,000. As of June 30, 2001, the Company's "Available-for-Sale" category adjustment reflected an unrealized gain of $870,352 and the approximate market value of the Company's investment portfolio was $66,731,000. The $751,647 change in the unrealized gain/loss between the two periods is primarily the result of decreasing interest rates and changes in the portfolio composition.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2002
Compared with
Three and Six Months Ended June 30, 2001

        The Company recognized net income of $1,558,000 for the first half of 2002, resulting in diluted earnings per share after discontinuance of subsidiary of $0.73. Net income for the three-month period ending June 30, 2002 was $812,000, resulting in diluted earnings per share after discontinuance of subsidiary of $0.38. The net income and earnings per share for the three and six-month periods ended June 30, 2002 were higher than the same periods in 2001. The Company reported net income of $1,391,000, or $0.65 per share on a diluted basis after discontinuance of subsidiary, for the same six-month period in 2001 and net income of $740,000, or $0.34 per share on a diluted basis after discontinuance of subsidiary, for the same three-month period of 2001 (earnings per share calculations for the three and six-month periods ended June 30, 2001 reflect the Company's 5% stock dividend distributed on September 25, 2001).

        Net interest income rose for the six months ended June 30, 2002 to $7,793,000 from $7,299,000 for the same six-month period in 2001, which is an increase of $494,000, or 6.8%. Net interest income also increased for the three months ending June 30, 2002 to $4,036,000 from $3,709,000 for the same three-month period in 2001, which is an increase of $327,000, or 8.8%. This increase reflects the combined effects of a variety of factors affecting interest income and interest expense as described below.

        The Company's primary source of income is interest and fees on loans and leases. The table below depicts average loans and leases and yields for the three and six-month periods ending June 30, 2002 and June 30, 2001.

Loans and Leases	Three-months ended June 30, 2002	Three-months ended June 30, 2001	Six-months ended June 30, 2002	Six-months ended June 30, 2001
	(dollars in thousands)
Average loans and leases outstanding	$195,347	$180,139	$191,297	$178,113
Average yields	7.90%	9.60%	7.87%	9.67%
Interest and fees earned	$3,857	$4,322	$7,530	$8,609
Average prime rate	4.75%	7.34%	4.75%	7.98%

        The three and six-month average outstanding loans and leases totals at June 30, 2002 were up $15,208,000, or 8.4%, and $13,184,000, or 7.4%, respectively, over the comparable three and six-month periods in 2001. The increase in average outstanding loans and leases is reflective of the Bank's marketing efforts and the Bank's expansion into Placer County. Both the volume and rate have been impacted as a result of the declining interest rate environment experienced during 2001 and competitive pressure to acquire and retain quality customers. The decline in average yields is also in part the result of obtaining business under a more stringent credit underwriting process.

        Rates and amounts paid on average deposits, including noninterest-bearing deposits, for the three and six-month periods ended June 30, 2002, compared to the same periods in 2001, are set forth in the following table:

Deposits	Three-months ended June 30, 2002	Three-months ended June 30, 2001	Six-months ended June 30, 2002	Six-months ended June 30, 2001
	(dollars in thousands)
Average deposits outstanding	$268,085	$255,557	$269,698	$257,801
Average rates paid	1.49%	2.88%	1.54%	3.03%
Interest expense	$998	$1,837	$2,078	$3,907

        The Company experienced a decrease in total interest expense of $675,000, or 36.5%, for the three-month period ended June 30, 2002, in comparison to the same three-month period for 2001. Total interest expense decreased $1,626,000, or 41.0%, for the six-month period ended June 30, 2002, in comparison to the same six-month period of 2001. Average rates paid on deposits decreased from 2.88% for the three-month period ended June 30, 2001 to 1.49% for the three-month period ended June 30, 2002. Average rates paid on deposits decreased from 3.03% for the six-month period ended June 30, 2001 to 1.54% for the six-month period ended June 30, 2002. Interest-bearing deposits comprised 78.3% of total deposits at June 30, 2002, as compared to 76.7% at June 30, 2001. The overall decrease in interest expense is primarily attributed to a decrease in interest rates.

  Noninterest Income

        The Company experienced an increase in total noninterest income of $87,000, or 17.0%, for the three-month period ended June 30, 2002 versus the same period in 2001. Total noninterest income increased by $52,000, or 4.7%, for the six-month period ended June 30, 2002 over the same period in 2001. Total noninterest income consists principally of service charges on deposit accounts, loan servicing fees, brokered loan fees, and other noninterest income.

        Service charge income on deposit accounts, one of the primary components of noninterest income, showed an increase of $119,000, or 42.7%, for the three-month period ended June 30, 2002 over the three-month period ended June 30, 2001. Service charge income on deposit accounts showed an increase of $167,000, or 31.5%, for the six-month period ended June 30, 2002 over the six-month period ended June 30, 2001. Income derived from service charges on deposit accounts was $398,000 and $279,000 for the three-month periods ended June 30, 2002 and June 30, 2001, respectively, and $698,000 and $531,000 for the six-month periods ended June 30, 2002 and June 30, 2001, respectively. The increase in service charge income on deposit accounts is due to an increase in total deposits and an increase in charges.

        Loan servicing fee income for the three-month period ended June 30, 2002 decreased $11,000, or 32.4%, in comparison to the three-month period ended June 30, 2001. Loan servicing fee income for the six-month period ended June 30, 2002 decreased $34,000, or 17.7%, in comparison to the six-month period ended June 30, 2001. The decrease is attributable to normal principal amortization on serviced loans, loan payoffs, and fewer originations of "servicing retained" brokered and sold loans.

        Income from brokered loan fees for the three-months ended June 30, 2002 decreased $20,000, or 37.0%, in comparison to the three-month period ended June 30, 2001, and decreased $5,000, or 7.6%, for the six-month period ended June 30, 2002, compared to the six-month period ended June 30, 2001. The decrease is predominantly due to unfavorable pricing variances on the brokering of non-conforming residential real estate loans.

        All other noninterest income, which consists of alternative investment fee income, cash surrender value of life insurance policies, and other noninterest income, decreased by $1,000 for the three-month period ended June 30, 2002, in comparison to the three-month period ended June 30, 2001, and decreased by $21,000 for the six-month period ended June 30, 2002, in comparison to the six-month period ended June 30, 2001. These decreases include recurring operating and impairment losses on an investment made in a Community Reinvestment Act qualified California Affordable Housing Project, the economic value of which is ultimately realized through the tax benefit it generates, and a one-time loss on the disposition of an investment security.

  Noninterest Expense

        During the three-month period ended June 30, 2002, the Company experienced an increase of $134,000, or 4.3%, in total noninterest expense over the three-month period ended June 30, 2001. Total noninterest expense stood at $3,223,000 for the three-month period ended June 30, 2002, compared to $3,089,000 for the three-month period ended June 30, 2001. Total noninterest expense decreased

$22,000, or 0.4%, for the six-month period ended June 30, 2002, in comparison to the six-month period ended June 30, 2001. Noninterest expenses consist of salaries and employee benefits, occupancy, furniture and equipment expense, legal and professional fees, telephone expense, and other general and administrative operating expenses.

        Salaries and employee benefits increased $101,000, or 5.7%, for the three-month period ended June 30, 2002, over the same period in 2001 and increased $6,000, or 0.2%, for the six-month period ended June 30, 2002, over the same period in 2001. Salaries and employee benefits for the three-month period ended June 30, 2002 were $1,859,000, compared to $1,758,000 for the same period in 2001 and $3,635,000 for the six-month period ended June 30, 2002, compared to $3,629,000 for the same period in 2001.

        Collectively, occupancy and furniture and equipment expenses increased $51,000, or 10.7%, for the three-month period ended June 30, 2002, over the same period in 2001 and increased $116,000, or 12.5%, for the six-month period ended June 30, 2002, over the same period in 2001. These two categories stood jointly at $529,000 and $478,000 for the three-month periods ended June 30, 2002 and June 30, 2001, respectively, and $1,044,000 and $928,000 for the six-month periods ended June 30, 2002 and June 30, 2001, respectively. The opening of branches in Lincoln and Roseville, California, primarily drove the year-over-year increase.

Other Operating and Administrative Expenses
(dollar in thousands)

	Three-months ended June 30, 2002	Three-months ended June 30, 2001	Six-months ended June 30, 2002	Six-months ended June 30, 2001
Legal & Professional Fees	$176	$120	$295	$330
Telephone Expense	68	81	133	173
Stationary & Supplies	52	36	102	99
Director Fees	77	75	126	130
Insurance	83	48	134	101
Other	379	493	786	887

Total	$835	$853	$1,576	$1,720

        Legal and professional fees, consisting primarily of outside legal counsel, independent accountants, and consultants, were $176,000 for the three-month period ended June 30, 2002, compared to $120,000 for the same period in 2001, which was an increase of $56,000, or 46.7%. Legal and professional fees were $295,000 for the six-month period ended June 30, 2002, compared to $330,000 for the same period in 2001, which was a decrease of $35,000, or 10.6%.

        Telephone expenses, which include data line transmissions, decreased $13,000, or 16.0%, for the three-month period ended June 30, 2002, compared to the same period in 2001 and decreased $40,000, or 23.1%, for the six-month period ended June 30, 2002, compared to the same period in 2001.

        All other operating and administrative expenses in the aggregate decreased $61,000, or 9.4%, for the three-month period ended June 30, 2002, compared to the same period in 2001 and decreased $69,000, or 5.7%, for the six-month period ended June 30, 2002, compared to the same period in 2001. The decline in other noninterest operating and administrative expense is attributed primarily to a variety of initiatives implemented by the Company to further streamline workflow processes and improve its use of technology, thereby achieving greater operational efficiency.

  Provision for Income Taxes

        Applicable income taxes from continuing operations for the three and six-month periods ended June 30, 2002, were $462,000 and $876,000, respectively. This compares to $405,000 and $769,000 for the three and six-month periods, ended June 30, 2001, respectively. The Company's effective tax rate was 36.6% and 36.5% for the three and six-month periods ended June 30, 2002, respectively, and 35.8% and 36.0% for the three and six-month periods, ended June 30, 2001, respectively.

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

        Asset and liability management encompasses an analysis of market risk, the control of interest rate risk (interest sensitivity management), and the ongoing maintenance and planning of liquidity and capital. The composition of the Company's balance sheet is planned and monitored by the Asset and Liability Committee ("ALCO"), a committee comprised of the Bank's executive management. The primary tool used by the ALCO to measure and manage interest rate exposure is a simulation model. Use of the model to perform simulations reflecting changes in interest rates over one and two-year time horizons has enabled Management to develop and initiate strategies for managing exposure to interest rate risks. The ALCO believes that, both individually and in the aggregate, its modeling assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not an absolutely precise calculation of exposure. The Company's interest rate sensitivity analysis is discussed in the "Interest Rate Risk" section.

MARKET RISK

        Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The continuous monitoring and management of this risk is an important component of the Company's asset and liability management process and is governed by policies established by its Board of Directors, which are reviewed and approved annually. The Board of Directors delegates responsibility to the ALCO for carrying out the asset and liability management policies. In this capacity, Management develops guidelines and strategies that impact the Company's asset and liability management related activities based upon estimated market risk sensitivity, policy limits, and overall market interest rate levels and trends.

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

        The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet as well as for off-balance sheet financial instruments. This sensitivity analysis is compared to policy limits that specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no balance sheet growth, given both a 200 basis point ("bp") upward and downward shift in interest rates. A parallel and pro rata shift in rate over a 12-month period is assumed. The Bank's policy limit threshold is that NII exposure shall not exceed 10% of estimated NII over the next 12 months.

        Based on a 200 bp upward or downward shift in interest rates, the Company's short-term as well as long-term sensitivity analysis projects an asset sensitive forecast. For this analysis, short-term and long-term is defined as current to three months and over two years, respectively. Based on the same shift of 200 bp, the Company's intermediate-term sensitivity analysis projects a liability sensitive position. Intermediate-term refers to the period over three months yet less than two years.

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

        In order to fund its liquidity needs, the Bank has formal and informal borrowing arrangements with the Federal Reserve Bank to meet unforeseen deposit outflows or seasonal loan funding demands. The Bank has also entered an agreement to borrow funds from the FHLB secured by U.S. Government and Agency obligations in the Bank's investment portfolio. As of June 30, 2002, the Bank had $20,338,000 outstanding on these lines. There were no borrowings outstanding at December 31, 2001 and June 30, 2001.

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

        Total shareholders' equity on June 30, 2002 increased by $1,456,000, or 5.4%, to $28,669,000 over December 31, 2001 total shareholders' equity of $27,213,000. The increase is attributed to net income of $1,558,000 during the first six months of 2002, and an increase in other comprehensive income, net of tax, of $362,000 associated with the market value adjustment on the Company's Available-for-Sale securities. Cash dividends paid in the amount of $465,000 offset these increases to shareholder equity. As can be seen by the following table, the Company and Bank exceeded all regulatory capital ratios on June 30, 2002.

Capital Ratios As of June 30, 2002

	Company		Bank
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Risk Based Capital Ratios
Tier 1 Risk-Based Capital	$27,655	11.30%	$27,494	11.24%
Tier 1 Capital Minimum Requirement	9,786	4.00%	9,786	4.00%

Excess	$17,869	7.30%	$17,708	7.24%

Total Risk-Based Capital	30,747	12.57%	30,586	12.50%
Total Capital Minimum Requirement	19,573	8.00%	19,572	8.00%

Excess	$11,174	4.57%	$11,014	4.50%

Net Risk-Weighted Assets	$244,657		$244,646

Leverage Capital Ratio
Tier 1 Capital to average assets	$27,655	8.67%	$27,494	8.63%
Minimum leverage requirement	12,752	4.00%	12,749	4.00%

Excess	$14,903	4.67%	$14,745	4.63%

Average total assets	$318,811		$318,720

        On November 13, 2001, CIB's Board of Directors approved a plan to repurchase, as conditions warrant, up to five percent (5%) of CIB's common stock on the open market. The duration of the plan is open-ended and the timing of the purchases is dependent on market conditions. During the three-month period ended June 30, 2002, CIB repurchased 5,191 shares of its own common stock pursuant to the plan, which are the total shares repurchased since inception of the repurchase plan. All shares repurchased have been retired.

SUPERVISION AND REGULATION

        CIB and the Bank operate in a highly regulated environment and are subject to supervision and examination by various federal and state regulatory agencies. CIB, as a bank holding company, is subject to regulation and supervision by primarily the FRB, and the Bank, as a California-chartered commercial bank, is subject to supervision and regulation primarily by the FDIC and the California Department of Financial Institutions ("DFI"). Federal and California state laws and regulations govern numerous matters involving both entities, including maintenance of adequate capital and financial condition, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits, and restrictions on dividend payments. The federal and state regulatory agencies possess extensive discretion and powers to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. CIB and the Bank also undergo periodic examinations by one or more of these regulatory agencies, which may subject them to changes in asset valuations, in amounts of required loss allowances, and in operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examination. The Bank's operations are also subject to a wide variety of state and federal consumer protection and similar statutes and regulations. Those and other restrictions limit the manner in which CIB and the Bank may conduct business and obtain financing. The laws and regulations to which CIB and the Bank are subject can, and do, change significantly from time to time, and such changes could materially affect the Company's business, financial condition, and operating results.

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

        Until all new regulations, rules or standards have been developed, the Company is not able to predict the impact of the new laws and regulations on its financial condition or results of operations.

SENIOR MANAGEMENT

        On May 9, 2002, the Company announced that President and Chief Executive Officer Larry D. Hartwig decided to retire from his officer and board of directors' positions with the Company to pursue other interests. Mr. Hartwig's resignation was effective on May 10, 2002. The boards of directors appointed Director John I. Jelavich to serve as the interim president and chief executive officer of CIB and the Bank. On July 16, 2002, the Company announced that John I. Jelavich has accepted a permanent appointment to the positions of president and chief executive officer of CIB and the Bank.

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

SEGMENT REPORTING

        On January 1, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for public business enterprises' reporting of information about its operating segments in its annual financial statements. The Statement requires that the enterprises report selected information concerning operating segments in interim financial reports issued to shareholders. The Statement also establishes requirements for related disclosures about products, services, geographic areas, and major customers.

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

        The adoption of the applicable provisions of SFAS No. 131 did not have a material effect on the Company, as Management believes that it operates in only one segment, the commercial banking segment.

NEW ACCOUNTING PRONOUNCEMENTS

  SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets"

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). These Statements change the method of accounting for business combinations and goodwill in two significant ways. First, SFAS

No. 141 prohibits the use of the pooling of interests method and requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. Second, SFAS No. 142 changes the accounting method for goodwill from an amortization method to an impairment-only approach. As a result, goodwill will be accounted for as an asset unless it declines in value. Companies will be required to test their goodwill valuation periodically for "impairment" or loss and to recognize any change on their books. The amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142. The Company adopted SFAS 142 on January 1, 2002 and management does not believe that the adoption of these Statements had a material impact on the Company or its ability to accomplish certain business strategies.

  SFAS No. 143, "Accounting for Asset Retirement Obligations"

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not expect the adoption of this statement to have a material impact on its financial position and results of operations.

  SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset"

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

  SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections"

        In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Statement 145 updates, clarifies and simplifies existing accounting pronouncements including: rescinding Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect and amending Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Statement 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of

Statement No. 4 encouraged. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

  SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities"

        In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force (EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 replaces Issue 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. In management's opinion, the adoption of this statement will not have a material impact on the Company's financial position or results of its operations.

OTHER MATTERS

  Effects of Terrorism.

        The terrorist acts of September 11, 2001, and thereafter, has had significant adverse effects upon the United States economy. It is uncertain whether and to what extent, if any, future terrorist activities, and the response of the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company. Such events, however, have had, and may continue to have, an adverse effect on the economy in the Company's market areas. Such continued economic deterioration could adversely affect the Company's future results of operations by, among other matters, reducing the demand for the Bank's loans and other products, increasing nonperforming loans and the amounts reserved for loan losses, and causing a decline in the Company's stock price.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In Management's opinion, the Company's market risk and interest rate risk profiles are within reasonable tolerances at this time. (See Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations, sections discussing "Market Risk," "Interest Rate Risk" and "Liquidity" at pages 18-20.) No significant changes to the market risk or interest rate risk positions of the Company have occurred since December 31, 2001.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None reported.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        No changes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        California Independent Bancorp's Annual Meeting of Shareholders was held on May 21, 2002, in Yuba City, California. The following resolutions were distributed to stockholders and adopted:

        To elect the following 9 (nine) nominees to serve as directors until the next Annual Meeting and until their successors are elected and have been qualified:

	For	Against	Abstain
John L. Dowdell	1,603,816	0	51,212
Harold M. Eastridge	1,618,322	0	36,706
William H. Gilbert	1,618,534	0	36,494
John I. Jelavich	1,600,044	0	54,984
Donald H. Livingstone	1,593,081	0	61,947
Alfred G. Montna	1,601,430	0	53,598
David A. Offutt	1,626,406	0	28,622
William K. Retzer	1,595,176	0	59,852
Michael C. Wheeler	1,626,795	0	28,233

        To ratify the appointment of Perry-Smith LLP as the Company's independent public accountants:

Vote	For	1,595,704
	Against	53,348
	Abstained	5,976

ITEM 5. OTHER INFORMATION.

        None reported.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.

  (a)
  Exhibits.

Exhibit No.
2.1	Plan of Reorganization and Merger Agreement dated January 30, 1995 by and between Feather River State Bank, FRSB Merger Company, and California Independent Bancorp. Filed as Exhibit 2.1 to the Company's General Form for Registration of Securities on Form 10 (File No. 0-26552).*
3.1	Secretary's Compiled, Amended, and Restated Articles of Incorporation for California Independent Bancorp as of April 26, 2000. Filed as Exhibit 3.1 to the Company's Quarterly Report filed on Form 10Q for the period ended March 31, 2000.*

3.2	Secretary's Compiled, Amended, and Restated Bylaws for California Independent Bancorp as of March 31, 2000. Filed as Exhibit 3.2 to the Company's Quarterly Report filed on Form 10Q for the period ended March 31, 2000.*
10.37	Severance Agreement between California Independent Bancorp, Feather River State Bank, and Larry D. Hartwig, dated May 8, 2002.
99.1	Certification of the Quarterly Report of the Company on Form 10-Q pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*
Document incorporated herein by reference.

(b)
Reports on Form 8-K.

    On April 5, 2002, the Company filed a Current Report on Form 8-K, regarding a change in the Company's independent public accountants, from Arthur Andersen LLP to Perry-Smith LLP, effective March 28, 2002.

    On May 9, 2002, the Company filed a Current Report on Form 8-K, regarding the retirement of President and Chief Executive Officer Larry Hartwig from his directorship and officer positions with the Company, effective May 10, 2002, and the appointment of Director John I. Jelavich, as interim president and chief executive officer, of CIB and the Bank.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA INDEPENDENT BANCORP

Date: August 12, 2002	/s/ JOHN I. JELAVICH John I. Jelavich President/Chief Executive Officer

Date: August 12, 2002	/s/ KEVIN R. WATSON Kevin R. Watson Chief Financial Officer/Corporate Secretary (Principal Financial and Accounting Officer)

QuickLinks

PART I—Financial Information
  ITEM 1. FINANCIAL STATEMENTS
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of June 30, 2002, December 31, 2001, and June 30, 2001 (dollars in thousands) (UNAUDITED)
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands except share data) (UNAUDITED)
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands except share data) (UNAUDITED)
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six-month Periods ended June 30, 2002 and June 30, 2001 (dollars in thousands) (UNAUDITED)
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS
Composition of Loan and Lease Portfolio (dollars in thousands)
Composition of Nonperforming Loans and Leases (dollars in thousands)
Activity in Allowance for Loan and Lease Losses (dollars in thousands)
RESULTS OF OPERATIONS Three and Six Months Ended June 30, 2002 Compared with Three and Six Months Ended June 30, 2001
Other Operating and Administrative Expenses (dollar in thousands)
INTEREST RATE SENSITIVITY
MARKET RISK
INTEREST RATE RISK
LIQUIDITY
CAPITAL RESOURCES
Capital Ratios As of June 30, 2002
SUPERVISION AND REGULATION
SENIOR MANAGEMENT
DIVIDENDS
SEGMENT REPORTING
NEW ACCOUNTING PRONOUNCEMENTS
OTHER MATTERS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.
SIGNATURES