Form 10-Q
period 2002-09-30
CALIFORNIA INDEPENDENT BANCORP
filed 2002-11-13
CIK 948976

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2002
Common stock, no par value	2,227,756 shares

        This report contains 30 pages. The Exhibit Index is on page 26.

PART I—FINANCIAL INFORMATION

ITEM 1
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES UNAUDITED FINANCIAL STATEMENTS:
CONSOLIDATED BALANCE SHEETS	3
CONSOLIDATED STATEMENTS OF INCOME FOR THREE MONTHS	4
CONSOLIDATED STATEMENTS OF INCOME FOR NINE MONTHS	5
CONSOLIDATED STATEMENTS OF CASH FLOWS	6
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	7-10
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11-25
ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25
ITEM 4
DISCLOSURE CONTROLS AND PROCEDURES	25
PART II—OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS	26
ITEM 2
CHANGES IN SECURITIES AND USE OF PROCEEDS	26
ITEM 3
DEFAULTS UPON SENIOR SECURITIES	26
ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26
ITEM 5
OTHER INFORMATION	26
ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K	26
SIGNATURES	27

PART I—Financial Information

ITEM 1. FINANCIAL STATEMENTS

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2002, December 31, 2001, and September 30, 2001

(dollars in thousands)

(UNAUDITED)

	September 30, 2002	December 31, 2001	September 30, 2001
Assets
Cash and Due From Banks	$13,850	$17,747	$15,980
Federal Funds Sold	—	5,300	17,809

Cash and Cash Equivalents	13,850	23,047	33,789
Investment Securities:
Held-to-Maturity Securities, at amortized cost (fair value of $2,420, $3,698, and $3,942, respectively)	2,335	3,604	3,836
Available-for-Sale Securities, at fair value	89,579	74,753	68,260

Total Investment Securities	91,914	78,357	72,096
Loans and Leases	222,214	192,281	188,273
Less: Allowance for Loan and Lease Losses	(5,913)	(5,498)	(4,615)

Net Loans and Leases	216,301	186,783	183,658
Premises and Equipment, Net	6,717	6,937	6,877
Interest Receivable	2,057	2,091	2,041
Other Real Estate Owned	455	542	547
Cash Surrender Value of Insurance Policies	5,292	5,108	5,048
Other Assets	2,119	3,140	3,001
Net Assets From Discontinued Operations	—	163	178

Total Assets	$338,705	$306,168	$307,235

Liabilities and Shareholders' Equity
Deposits:
Noninterest-Bearing	$58,491	$69,968	$60,683
Interest-Bearing	223,539	205,608	208,380

Total Deposits	282,030	275,576	269,063
Interest Payable	1,082	1,247	1,359
Deferred Compensation Payable	1,362	935	842
FHLB Borrowings	15,000	—	5,000
Other Borrowings	6,880	120	160
Other Liabilities	2,610	1,077	2,553
Net Liabilities From Discontinued Operations	70	—	—

Total Liabilities	309,034	278,955	278,977
Shareholders' Equity
Common Stock, No Par Value—Authorized—20,000,000 shares
Issued and outstanding—2,227,756 shares September 30, 2002, 2,115,419 shares December 31, 2001, and 2,109,466 shares September 30, 2001.	24,484	22,322	22,205
Retained Earnings	4,220	4,481	5,382
Debt Guarantee of ESOP	(120)	(120)	(160)
Accumulated Other Comprehensive Income	1,087	530	831

Total Shareholders' Equity	29,671	27,213	28,258

Total Liabilities and Shareholders' Equity	$338,705	$306,168	$307,235

The accompanying notes are an integral part of these unaudited consolidated financial statements

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except share data)

(UNAUDITED)

	Three months ended September 30, 2002	Three months ended September 30, 2001
Interest Income:
Interest and Fees on Loans and Leases	$4,078	$4,169
Interest on Investments—
Taxable Interest Income	1,286	953
Nontaxable Interest Income	16	23
Interest on Federal Funds Sold and Other Interest Income	10	99

Total Interest Income	5,390	5,244

Interest Expense:
Interest on Deposits	1,212	1,635
Interest on FHLB Borrowings & Other Borrowings	178	38

Total Interest Expense	1,390	1,673

Net Interest Income	4,000	3,571
Provision for Loan and Lease Losses	150	—

Net Interest Income After Provision for Loan and Lease Losses	3,850	3,571

Noninterest Income:
Service Charges on Deposit Accounts	406	272
Loan Servicing Fees	115	148
Brokered Loan Fees	39	47
Alternative Investment Fee Income	33	47
Cash Surrender Value of Life Insurance Policies	73	70
Other	58	29

Total Noninterest Income	724	613

Noninterest Expense:
Salaries and Employee Benefits	1,728	1,812
Occupancy Expense	234	238
Furniture and Equipment Expense	309	305
Other Operating and Administrative Expense	749	774

Total Noninterest Expense	3,020	3,129

Income Before Provision for Income Taxes	1,554	1,055
Provision for Income Taxes	585	380

Net Income From Continuing Operations	969	675
Income from Discontinued Operations, net of tax effect	12	12

Net Income	$981	$687

Per Share Amounts:
Basic Earnings Per Share From Continuing Operations	$0.44	$0.30
Diluted Earnings Per Share From Continuing Operations	0.43	0.30
Basic Earnings Per Share After Discontinuance of Subsidiary	0.44	0.31
Diluted Earnings Per Share After Discontinuance of Subsidiary	0.44	0.30
Weighted Average Basic Shares	2,225,069	2,215,227
Weighted Average Diluted Shares	2,239,169	2,264,536

The accompanying notes are an integral part of these unaudited consolidated financial statements

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except share data)

(UNAUDITED)

	Nine months ended September 30, 2002	Nine months ended September 30, 2001
Interest Income:
Interest and Fees on Loans and Leases	$11,608	$12,778
Interest on Investments—
Taxable Interest Income	3,809	3,268
Nontaxable Interest Income	52	72
Interest on Federal Funds Sold and Other Interest Income	52	389

Total Interest Income	15,521	16,507

Interest Expense:
Interest on Deposits	3,290	5,542
Interest on FHLB Borrowings & Other Borrowings	438	95

Total Interest Expense	3,728	5,637

Net Interest Income	11,793	10,870
Provision for Loan and Lease Losses	450	—

Net Interest Income After Provision for Loan and Lease Losses	11,343	10,870

Noninterest Income:
Service Charges on Deposit Accounts	1,104	803
Loan Servicing Fees	273	340
Brokered Loan Fees	100	113
Alternative Investment Fee Income	117	138
Cash Surrender Value of Life Insurance Policies	217	209
Loss on Sale of Available-for-Sale Security	(55)	—
Other	132	122

Total Noninterest Income	1,888	1,725

Noninterest Expense:
Salaries and Employee Benefits	5,363	5,441
Occupancy Expense	641	610
Furniture and Equipment Expense	946	860
Other Operating & Administrative Expense	2,325	2,495

Total Noninterest Expense	9,275	9,406

Income Before Provision for Income Taxes	3,956	3,189
Provision for Income Taxes	1,461	1,149

Net Income From Continuing Operations	2,495	2,040
Income from Discontinued Operations, net of tax effect	44	38

Net Income	$2,539	$2,078

Per Share Amounts:
Basic Earnings Per Share From Continuing Operations	$1.12	$0.92
Diluted Earnings Per Share From Continuing Operations	1.12	0.90
Basic Earnings Per Share After Discontinuance of Subsidiary	1.14	0.94
Diluted Earnings Per Share After Discontinuance of Subsidiary	1.14	0.92
Weighted Average Basic Shares	2,223,610	2,215,000
Weighted Average Diluted Shares	2,235,551	2,259,454

The accompanying notes are an integral part of these unaudited consolidated financial statements

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine-month Periods ended September 30, 2002 and September 30, 2001

(dollars in thousands)

(UNAUDITED)

	September 30, 2002	September 30, 2001
Cash Flows From Operating Activities
Net Income	$2,539	$2,078
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	725	670
Provision for Loan and Lease Losses	450	—
Loss on Disposal of Investment Security	55	—
Proceeds from Loan and Lease Sales	130	426
Gain on Sale of Other Real Estate Owned	(32)	(14)
Gain on Sale of Loans and Leases, net	(6)	—
(Gain) Loss on Sale of Premises and Equipment	(10)	22
(Increase) Decrease in Assets:
Interest Receivable	34	799
Deferred Taxes	—	(1)
Cash Surrender Value of Insurance Policies	(184)	(178)
Income Tax Receivable	500	(124)
Net Assets From Discontinued Operations	163	48
Other Assets	66	10
Increase (Decrease) in Liabilities:
Interest Payable	(164)	(521)
Deferred Compensation Payable	426	211
Net Liabilities From Discontinued Operations	70	—
Other Liabilities	1,533	1,179

Net Cash Provided By Operating Activities	6,295	4,605
Cash Flows From Investing Activities
Net Increase in Loans and Leases	(30,250)	(11,072)
Purchase of Securities Available-for-Sale	(25,788)	(28,681)
Proceeds From Maturity of Securities Held-to-Maturity	450	1,415
Proceeds From Sales, Maturities and Calls of Securities Available-for-Sale	12,738	39,136
Proceeds From Sales of Other Real Estate Owned	277	150
Purchases of Premises and Equipment	(496)	(590)

Net Cash (Used For) Provided By Investing Activities	(43,069)	358
Cash Flows From Financing Activities
Net Decrease in Noninterest Bearing Deposits	(11,477)	(3,313)
Net Increase in Interest Bearing Deposits	17,931	4,744
Net Increase in Other Borrowings	21,760	1,000
Repurchase of Common Stock	(117)	—
Stock Options Exercised	188	11
Cash Dividends	(698)	(663)
Cash Paid in Lieu of Fractional Shares	(10)	(12)

Net Cash Provided By Financing Activities	27,577	1,767
Net (Decrease) Increase in Cash and Cash Equivalents	(9,197)	6,730

Cash and Cash Equivalents, Beginning of Year	23,047	27,059

Cash and Cash Equivalents, End of Period	13,850	33,789

The accompanying notes are an integral part of these unaudited consolidated financial statements

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of Management, the unaudited consolidated financial statements contain all adjustments (consisting solely of recurring adjustments) that are necessary to present fairly the financial position of California Independent Bancorp ("CIB") and its subsidiaries (collectively, the "Company") at September 30, 2002, December 31, 2001, and September 30, 2001, the results of its operations for the three and nine-month periods ended September 30, 2002 and September 30, 2001, and cash flows for the nine-month period ended September 30, 2002 and September 30, 2001.

        Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with SEC rules or regulations. The results of operations for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the operating results for the full year ending December 31, 2002. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

        The contract amount of commitments not reflected on the balance sheet at September 30, 2002 were as follows:

Loan Commitments	$48,437,000
Standby Letters of Credit	$520,000

Note 4—Cash and Stock Dividends

        In February, May, August, and November of 2001, and February, May, and August of 2002, CIB paid an eleven-cent per share cash dividend.

        On August 20, 2002, CIB's Board of Directors authorized and declared a five percent (5%) stock dividend for shareholders of record as of September 5, 2002. The dividend was distributed on September 20, 2002, and resulted in the issuance of 105,405 additional shares of common stock. The stock dividend resulted in a transfer within the Shareholder's Equity section of the Balance Sheet of $2,091,000 from Retained Earnings to Common Stock.

Note 5—Earnings Per Share

        Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to the common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the Company. Basic and diluted EPS are restated for all periods presented, for the effect of stock dividends.

Note 6—Comprehensive Income

        For the Company, comprehensive income includes net income and changes in the fair value, net of applicable taxes, of its Available-for-Sale investment securities. Total comprehensive income for the three and nine months ended September 30, 2002 and September 30, 2001 was $1,176,000 and $1,039,000, respectively, and $3,096,000 and $3,152,000, respectively, as shown in the following table.

	For the Three months ended September 30		For the Nine months ended September 30
	2002	2001	2002	2001
Net Income	$981	$687	$2,539	$2,078
Other Comprehensive Income:
Change in Gain on Available-for-Sale investment securities, net of taxes	195	352	526	1,074
Reclassification Adjustment for loss on sale of securities, net of taxes	—	—	31	—

Total Comprehensive Income	$1,176	$1,039	$3,096	$3,152

Note 7—Federal Home Loan Bank Borrowings

        The Company has borrowings from the Federal Home Loan Bank with the following amounts and terms: a 5-year $2,500,000 note maturing on January 25, 2007 with an interest rate of 4.90%; a 3-year $2,500,000 note maturing on January 25, 2005 with an interest rate of 4.05%; a 5-year $2,500,000 note maturing on January 29, 2007 with an interest rate of 5.11%; a 3-year $2,500,000 note maturing on January 31, 2005 with an interest rate of 4.24%; and a 10-year $5,000,000 note (callable by issuer after 2 years) maturing on April 16, 2012 with an interest rate of 3.64%.

Note 8—Financial Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). These Statements change the method of accounting for business combinations and goodwill in two significant ways. First, SFAS No. 141 prohibits the use of the pooling of interests method and requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. Second, SFAS No. 142 changes the accounting method for goodwill from an amortization method to an impairment-only approach. As a result, goodwill will be accounted for as an asset unless it declines in value. Companies will be required to test their goodwill valuation periodically for "impairment" or loss and to recognize any change on their books. The amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142. On January 1, 2002, the Company adopted SFAS No. 141 and SFAS No. 142. Management does not believe that these Statements had a material impact on the Company's financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement is effective for fiscal years beginning after May 15, 2002. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement is effective for exit or disposal activities initiated after December 31, 2002. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

        On October 1, 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This statement, which provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except those between two or more mutual enterprises (the Board has a separate project on its agenda that will provide guidance on the accounting for transactions between mutual enterprises).

        The provisions of Statement 147 reflect the following conclusions:

    The excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142, Goodwill and Other Intangible Assets. Thus, the specialized accounting guidance in paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in Statement 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of that Statement.

    Financial institutions meeting conditions outlined in Statement 147 will be required to restate previously issued financial statements. The objective of that restatement requirement is to present the balance sheet and income statement as if the amount accounted for under Statement 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date Statement 142 was initially applied. (For example, a financial institution that adopted Statement 142 on January 1, 2002, would retroactively reclassify the unidentifiable intangible asset to goodwill as of that date and restate previously issued income statements to remove the amortization expense recognized in 2002). Those transition provisions are effective on October 1, 2002; however, early application is permitted.

    The scope of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is amended to include long-term customer-relationship intangible assets such as depositor and borrower-relationship intangible assets and credit cardholder intangible assets.

        The adoption of Statement No. 147 is not expected to have a material effect on the Company's consolidated financial statements.

Note 9—Reclassifications

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

        Certain statements in this Form 10-Q quarterly report, and in Management's Discussion and Analysis of Financial Condition and Results of Operations (excluding statements of fact or historical financial information), involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan and lease losses; loss of key personnel; change in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; lending concentration in real estate; volatility in agricultural lending; asset and liability matching risks and liquidity risks; changes in the securities markets; and the effects of terrorism, including the events of September 11, 2001 and thereafter, and the conduct of the war on terrorism by the United States and its allies.

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

OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS

        Total assets at September 30, 2002 were $338,705,000. This figure represents an increase of 10.6% over $306,168,000, at December 31, 2001, and an increase of 10.2% over $307,235,000, at September 30, 2001.

        Gross loans and leases were $222,214,000 at September 30, 2002, an increase of 15.6% from $192,281,000, at December 31, 2001, and an 18.0% increase from $188,273,000, at September 30, 2001. The increase in loans over the past twelve-month period is attributable to the Bank's successful business development efforts. The Bank has recommitted itself to promoting a productive sales culture that emphasizes relationship banking.

        Other Real Estate Owned ("OREO") was $455,000 at September 30, 2002, a decrease of 16.0% from $542,000 at December 31, 2001. Since December 31, 2001, sales of OREO were $245,000 while the addition to OREO was $158,000.

        The Company's investment portfolio at September 30, 2002 was $91,914,000, compared to $78,357,000 at December 31, 2001, and $72,096,000 at September 30, 2001. Increases in the Company's investment portfolio during the first nine months of 2002 were in large part due to a change in investment strategy, whereby the Company invested its excess funds in qualified Available-for-Sale Securities rather than federal funds sold and the adoption of a leveraged investment strategy whereby qualified securities were purchased utilizing borrowed funds. Cash and cash equivalents, which consisted of cash and due from banks and federal funds sold, were $13,850,000 at September 30, 2002, $23,047,000 at December 31, 2001, and $33,789,000 at September 30, 2001.

        Total deposits of the Company were $282,030,000, $275,576,000, and $269,063,000 at September 30, 2002, December 31, 2001, and September 30, 2001, respectively. Total deposits have increased due to the Bank's focus on customer service and new customer-centered product development. The Bank offered a tiered Certificate of Deposit ("CD") product in celebration of its 25th anniversary. The tiered CD product was a success and brought in approximately $14 million in new money to the Bank.

        The ratio of gross loans to deposits was 78.8%, 69.8%, and 70.0% at September 30, 2002, December 31, 2001, and September 30, 2001, respectively.

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

        Due to the loan and lease portfolio's composition, the Company sustains moderate variations in outstanding loan totals. More specifically, certain seasonal variations are expected to occur in the agricultural and construction loan portfolios. The table below sets forth the composition of the Company's loan and lease portfolio as of September 30, 2002, December 31, 2001, and September 30, 2001.

Composition of Loan and Lease Portfolio
(dollars in thousands)

Loan Category	September 30, 2002	December 31, 2001	September 30, 2001
Commercial	$24,644	$26,764	$26,386
Agricultural	20,247	13,329	20,858
Real Estate-Construction	35,288	32,268	34,969
Real Estate-Mortgage	128,397	100,685	85,430
Leases	6,992	11,654	13,321
Consumer	4,539	4,827	5,068
Other	2,107	2,754	2,241

Total	$222,214	$192,281	$188,273

        The principal changes in the loan and lease portfolio between September 30, 2002,    December 31, 2001, and September 30, 2001 are discussed below:

  •
  The Bank makes commercial and small business loans (including lines of credit) that are secured by the assets of the business. Commercial loans decreased $2,120,000, or 7.9%, from December 31, 2001, and decreased $1,742,000, or 6.6%, from September 30, 2001. The decrease is due to fluctuations in commercial loan demand in the Bank's market area.

  •
  The Bank provides agricultural production lines of credit and other agricultural loans that are secured by crops, crop proceeds, and other collateral. Agricultural loans increased $6,918,000, or

    51.9%, from December 31, 2001, but decreased $611,000, or 2.9%, from September 30, 2001. The increase since year-end is due to the seasonality of agricultural loan demand resulting from the agriculture cycle.

  •
  The Bank makes real estate construction loans to primarily finance a variety of commercial, office, and retail projects, as well as for the construction of single-family homes. At September 30, 2002, real estate construction loans increased $3,020,000, or 9.4%, from December 31, 2001, and increased $319,000, or 0.9%, from September 30, 2001. The increase from December 31, 2001 is principally due to seasonality and the Bank's promotion of a relationship based sales culture.

  •
  The Bank continues to realize consistent and substantial growth in its real estate mortgage loan portfolio at September 30, 2002. Mortgage loans secured by commercial, residential, and agricultural real estate increased $27,712,000, or 27.5%, over December 31, 2001, and increased $42,967,000, or 50.3%, over September 30, 2001. The increase is primarily the result of successful business development efforts and an intensified focus on Placer and Sacramento Counties as primary market areas.

    The real estate mortgage portfolio comprises 57.8% of the total loan portfolio. The Directors' Loan Committee monitors real estate asset concentration on a monthly basis. Increased portfolio limits have been approved as a result of enhanced monitoring, analysis, and limitations set on the sub-classifications within this portfolio segment. Current concentration limits established by the Directors' Loan Committee requires real estate mortgage and real estate construction to total no more than 75.0% of total loans.

  •
  Lease financing receivables declined $6,329,000, or 47.5%, between September 30, 2001 and September 30, 2002. This decline is the direct result of the Bank's decision in the first quarter of 2000 to discontinue originating and purchasing leases through EPI. Consequently, the reduction of the Bank's lease portfolio was primarily due to scheduled lease portfolio principal reductions.

    In conjunction with the Bank's decision to discontinue and wind-down the operations of EPI, the servicing of the lease portfolio was outsourced to Bancorp Financial Services, Inc. ("BFS"), a third party specializing in the origination, acquisition, and servicing of small ticket leases. On May 21, 2001, Humboldt Bancorp ("Humboldt"), BFS' parent company, announced a plan to wind-down the operations of BFS in an orderly fashion over time. Subsequently, on January 28, 2002, BFS notified the Bank that it had targeted March 31, 2002 as the date to complete its wind-down process, and advised the Bank of its intent to resign as the servicer for the EPI lease portfolio. As a result of these developments, Management entered into a contract on March 20, 2002, effective May 1, 2002, with Portfolio Financial Servicing Company, Inc. ("PFSC") as the successor servicer of the EPI lease portfolio. PFSC is a third party specializing in the servicing of lease portfolios.

  •
  The Bank makes consumer loans, including secured and unsecured loans and lines of credit, to finance a variety of consumer needs. Consumer loans decreased $529,000, or 10.4%, since September 30, 2001 and $288,000, or 6.0%, since December 31, 2001. The decrease in this loan category was due to increased competition in the Bank's core market area and special pricing programs for new car financing by other lenders.

        During the third quarter of 2002, there were no significant changes in the Bank's loan management, lending philosophy, or credit delivery procedures. The Company continues to emphasize high credit quality and superior customer service as two key components of its strategic direction. The Company has renewed its focus on relationship banking and on providing customer centered products and services.

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

        Nonperforming loans and leases consist of accruing loans and leases past due 90 days or more and nonaccrual loans and leases. The table below summarizes the composition of nonperforming loans and leases as of September 30, 2002, December 31, 2001, and September 30, 2001, as well as the changes between the periods. There were no loans and leases that were accruing interest that were past due as to principal or interest for 90 days or more at September 30, 2002, December 31, 2001, or September 30, 2001.

Composition of Nonperforming Loans and Leases
(dollars in thousands)

	September 30, 2002	% Change From September 30, 2001 To September 30, 2002	December 31, 2001	% Change From September 30, 2001 To December 31, 2001	September 30, 2001
Nonaccrual Loans and Leases
Commercial	$99	(78.5)%	$—	(100.0)%	$460
Agricultural	115	(92.3)%	389	(73.8)%	1,486
Real Estate-Construction	—	0.0%	—	0.0%	—
Real Estate-Mortgage	4,791	82.4%	2,665	1.4%	2,627
Leases	—	0.0%	—	0.0%	—
Consumer	17	1600.0%	6	500.0%	1

Total Nonperforming Loans and Leases	$5,022	9.8%	$3,060	(33.1)%	$4,574

        Total nonperforming loans and leases have increased $448,000, or 9.8%, since September 30, 2001 and have increased $1,962,000, or 64.1%, since December 31, 2001. This increase is principally due to one large commercial real estate secured loan.

        The composition of the Company's nonaccrual loans and leases remains primarily limited to a few large agricultural real estate, commercial real estate, and commercial construction real estate relationships. At September 30, 2002, 94.7% of the Company's total nonaccrual loans and leases were concentrated in four relationships. Two of the relationships equaling $1,384,000, or 27.6%, are agricultural real estate; one totaling $2,443,000, or 48.6%, is a commercial real estate construction relationship; and one totaling $928,000, or 18.5%, is a commercial real estate relationship. Each of these nonaccrual loan relationships is assigned to the Company's Special Assets Department, which is responsible for and has developed written work-out arrangements for each of these relationships.

        As of December 31, 2001, 95.6% of the Company's total nonaccrual loans and leases were concentrated in five relationships. Four of the relationships, totaling $2,664,000, or 87.1%, were commercial real estate relationships, while the remainder, totaling $260,000, or 8.5%, was an agricultural business relationship.

        The Company's allowance for loan and lease losses ("ALLL") totaled $5,913,000, or 2.7% of gross loans and leases, as of September 30, 2002. This amount compares to $5,498,000, or 2.9% of gross loans and leases, as of December 31, 2001, and $4,615,000, or 2.5% of gross loans and leases, as of September 30, 2001. The ALLL is maintained at a level considered adequate by Management to provide for losses that can be reasonably anticipated. Loan and lease losses are charged against the ALLL, and recoveries are credited to it. Management believes that the total ALLL is adequate to cover potential losses in the loan and lease portfolios. While Management uses all available information to provide for loan and lease losses, future additions to the ALLL may be necessary based on changes in economic conditions and other factors.

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

        Provisions to the ALLL totaled $450,000 and $0 for the nine-month periods ended September 30, 2002 and September 30, 2001, respectively; and $150,000 and $0 for the three-month periods ended September 30, 2002 and September 30, 2001, respectively. Total provisions to the ALLL for the year ended December 31, 2001 equaled $2,450,000. Loan and lease charge-offs for the nine months ended September 30, 2002 totaled $369,000, as compared to $1,427,000 for the nine months ended September 30, 2001. Loan and lease recoveries were $334,000 for the nine months ended September 30, 2002, compared to $317,000 for the nine months ended September 30, 2001. The large increase in the fourth quarter of 2001 to the provision was primarily due to an acceleration of the already softening economic environment on the Bank's exposure to a large, long running agribusiness problem credit relationship, a construction loan relationship, and a limited number of other previously identified problem credits. The Bank deemed it prudent to move aggressively to value those exposures to market. The following table illustrates the activity in the Bank's ALLL for the nine months ended September 30, 2002 and September 30, 2001.

Activity in Allowance for Loan and Lease Losses
(dollars in thousands)

	For the Three months ended September 30		For the Nine months ended September 30
	2002	2001	2002	2001
Beginning Balance	$5,817	$5,023	$5,498	$5,725
Charge-offs by Loan Category:
Commercial	—	91	—	304
Agricultural	—	300	—	900
Real Estate	—	—	20	—
Leases	167	44	338	210
Consumer	5	6	11	13

Total	173	441	369	1,427

Recoveries by Loan Category:
Commercial	2	18	12	154
Agricultural	92	—	246	9
Real Estate	—	—	—	34
Leases	23	15	73	118
Consumer	2	—	3	2

Total	119	33	334	317

Net (Recoveries) Charge-offs	54	408	35	1,110
Provision Charged to Expense	150	—	450	—

Balance, September 30	$5,913	$4,615	$5,913	$4,615

  Investments

        The Company's investment portfolio was $91,914,000 at September 30, 2002, compared to $78,357,000 at December 31, 2001, and $72,096,000 at September 30, 2001. The increase of $19,818,000, or 27.5%, from September 30, 2001 to September 30, 2002, is primarily due to a change in investment strategy whereby the Company has invested its excess funds in qualified Available-for-Sale Securities rather than federal funds sold and the adoption of a leveraged investment strategy whereby qualified securities were purchased utilizing borrowed funds. The Company has implemented this strategy to take advantage of the interest spread between funds borrowed and the interest earned on the investments. Specifically, in order to achieve the desired return, the Company purchases securities with an average life of three to five years and matches those securities with similar term funding.

        As of September 30, 2002, the Company's "Available-for-Sale" category adjustment reflected an unrealized gain of $1,976,000. The approximate market value of the Company's investment portfolio at September 30, 2002 was $91,999,000. As of September 30, 2001, the Company's "Available-for-Sale" category adjustment reflected an unrealized gain of $1,510,000 and the approximate market value of the Company's investment portfolio was $72,202,000. The $466,000 change in the unrealized gain/loss between the two periods is primarily the result of decreasing interest rates and changes in the portfolio composition.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2002
Compared with
Three and Nine Months Ended September 30, 2001

        The Company recognized net income of $2,539,000 for the first nine months of 2002, which is an increase of $461,000, or 22.2%, over $2,078,000, the net income for the comparable nine months in 2001. The diluted earnings per share after discontinuance of subsidiary was $1.14 for the first nine months of 2002 which is a 23.9% increase over $0.92, the diluted earnings per share after discontinuance of subsidiary for the comparable nine months in 2001. Net income for the three-month period ended September 30, 2002 was $981,000, which is an increase of $294,000, or 42.8%, over $687,000, the net income for the same period in 2001. The diluted earnings per share after discontinuance of subsidiary was $0.44 for the three months ended September 30, 2002, which is an increase of 46.7% over $0.30, the diluted earnings per share after discontinuance of subsidiary for the same period in 2001. (Earnings per share calculations for the three and nine-month periods ended September 30, 2001 reflect the Company's 5% stock dividend distributed on September 20, 2002.)

        Net interest income rose for the nine months ended September 30, 2002 to $11,793,000 from $10,870,000 for the same nine-month period in 2001, which is an increase of $923,000, or 8.5%. Net interest income also increased for the three months ending September 30, 2002 to $4,000,000 from $3,571,000 for the same three-month period in 2001, which is an increase of $429,000, or 12.0%. This increase reflects the combined effects of a variety of factors affecting interest income and interest expense as described below.

        The Company's primary source of income is interest and fees on loans and leases. The table below depicts average loans and leases, and yields for the three and nine-month periods ending September 30, 2002 and September 30, 2001.

Loans and Leases	Three-months ended September 30, 2002	Three-months ended September 30, 2001	Nine-months ended September 30, 2002	Nine-months ended September 30, 2001
	(dollars in thousands)
Average loans and leases outstanding	$210,267	$190,579	$197,669	$182,319
Average yields	7.76%	8.75%	7.83%	9.34%
Interest and fees earned	$4,078	$4,169	$11,608	$12,778
Average prime rate	4.75%	6.57%	4.75%	7.51%

        The three and nine-month average outstanding loans and leases total at September 30, 2002 were up $19,668,000, or 10.3%, and $15,350,000, or 8.4%, respectively, over the comparable three and nine-month periods in 2001. The increase in average outstanding loans and leases is reflective of the Bank's marketing efforts and the Bank's expansion into Placer County. Both the volume and rate have been impacted as a result of the declining interest rate environment experienced during 2001, as well as 2002, and competitive pressure to acquire and retain quality customers. The decline in average yields is also in part the result of obtaining business under a more stringent credit underwriting process.

        Rates and amounts paid on average deposits, including noninterest-bearing deposits, for the three and nine-month periods ended September 30, 2002, compared to the same periods in 2001, are set forth in the following table:

Deposits	Three-months ended September 30, 2002	Three-months ended September 30, 2001	Nine-months ended September 30, 2002	Nine-months ended September 30, 2001
	(dollars in thousands)
Average deposits outstanding	$283,341	$259,495	$274,291	$258,345
Average rates paid	1.71%	2.52%	1.60%	2.86%
Interest expense	$1,212	$1,635	$3,290	$5,542

        The Company experienced a decrease in total interest expense of $283,000, or 16.9%, for the three-month period ended September 30, 2002, in comparison to the same three-month period for 2001. Total interest expense decreased $1,909,000, or 33.9%, for the nine-month period ended September 30, 2002, in comparison to the same nine-month period of 2001. Average rates paid on deposits decreased from 2.52% for the three-month period ended September 30, 2001 to 1.71% for the three-month period ended September 30, 2002. Average rates paid on deposits decreased from 2.86% for the nine-month period ended September 30, 2001 to 1.60% for the nine-month period ended September 30, 2002. Interest-bearing deposits comprised 79.3% of total deposits at September 30, 2002, as compared to 77.4% at September 30, 2001. The overall decrease in interest expense is attributed to a decrease in interest rates.

  Noninterest Income

        The Company experienced an increase in total noninterest income of $111,000, or 18.1%, for the three-month period ended September 30, 2002 versus the same period in 2001. Total noninterest income increased by $163,000, or 9.4%, for the nine-month period ended September 30, 2002 over the same period in 2001. Total noninterest income consists principally of service charges on deposit accounts, loan servicing fees, brokered loan fees, and other noninterest income.

        Service charge income on deposit accounts, one of the primary components of noninterest income, showed an increase of $134,000, or 49.3%, for the three-month period ended September 30, 2002 over the three-month period ended September 30, 2001. Service charge income on deposit accounts showed an increase of $301,000, or 37.5%, for the nine-month period ended September 30, 2002 over the nine-month period ended September 30, 2001. Income derived from service charges on deposit accounts was $406,000 and $272,000 for the three-month periods ended September 30, 2002 and September 30, 2001, respectively, and $1,104,000 and $803,000 for the nine-month periods ended September 30, 2002 and September 30, 2001, respectively. The increase in service charge income on deposit accounts is due to an increase in total deposits and an increase in charges administered.

        Loan servicing fee income for the three-month period ended September 30, 2002 decreased $33,000, or 22.3%, in comparison to the three-month period ended September 30, 2001. Loan servicing fee income for the nine-month period ended September 30, 2002 decreased $67,000, or 19.7%, in comparison to the nine-month period ended September 30, 2001. The decrease is attributable to normal principal amortization on serviced loans, loan payoffs, and fewer originations of "servicing retained" brokered and sold loans. The decreasing trend in loan servicing fee income is expected to continue due to the Company's emphasis on brokered loans rather than serviced loans.

        Income from brokered loan fees for the three-months ended September 30, 2002 decreased $8,000, or 17.0%, in comparison to the three-month period ended September 30, 2001, and decreased $13,000, or 11.5%, for the nine-month period ended September 30, 2002, compared to the nine-month period ended September 30, 2001. The decrease is predominantly due to unfavorable pricing variances on the brokering of non-conforming residential real estate loans.

        All other noninterest income, which consists of alternative investment fee income, cash surrender value of life insurance policies, and other noninterest income, increased by $18,000 for the three-month period ended September 30, 2002, in comparison to the three-month period ended September 30, 2001, and decreased by $58,000 for the nine-month period ended September 30, 2002, in comparison to the nine-month period ended September 30, 2001. Included in the change in other noninterest income is a gain on sale of OREO of $32,000.

  Noninterest Expense

        During the three-month period ended September 30, 2002, the Company experienced a decrease of $109,000, or 3.5%, in total noninterest expense over the three-month period ended September 30, 2001. Total noninterest expense stood at $3,020,000 for the three-month period ended September 30, 2002, compared to $3,129,000 for the three-month period ended September 30, 2001. Total noninterest expense decreased $131,000, or 1.4%, for the nine-month period ended September 30, 2002, in comparison to the nine-month period ended September 30, 2001. Noninterest expenses consist of salaries and employee benefits, occupancy, furniture and equipment expense, legal and professional fees, telephone expense, and other general and administrative operating expenses.

        Salaries and employee benefits decreased $84,000, or 4.6%, for the three-month period ended September 30, 2002, over the same period in 2001 and decreased $78,000, or 1.4%, for the nine-month period ended September 30, 2002, over the same period in 2001. Salaries and employee benefits for the three-month period ended September 30, 2002 were $1,728,000, compared to $1,812,000 for the same period in 2001 and $5,363,000 for the nine-month period ended September 30, 2002, compared to $5,441,000 for the same period in 2001. The decrease in salaries and employee benefits is due to improved efficiencies and productivity.

        Collectively, occupancy and furniture and equipment expenses were the same amount for the three-month period ended September 30, 2002, compared to the same period in 2001 and increased $117,000, or 8.0%, for the nine-month period ended September 30, 2002, over the same period in 2001. These two categories stood jointly at $543,000 for the three-month periods ended September 30, 2002 and September 30, 2001, and $1,587,000 and $1,470,000 for the nine-month periods ended September 30, 2002 and September 30, 2001, respectively. The opening of branches in Lincoln and Roseville, California, on May 31, 2001 and September 26, 2001, respectively, primarily drove the year-over-year increase.

Other Operating and Administrative Expenses
(dollar in thousands)

	Three-months ended September 30, 2002	Three-months ended September 30, 2001	Nine-months ended September 30, 2002	Nine-months ended September 30, 2001
Legal & Professional Fees	$95	$143	$390	$473
Telephone Expense	67	86	200	259
Stationary & Supplies	53	44	155	143
Director Fees	56	64	182	194
Insurance	48	48	182	149
Courier	57	34	141	104
Other	373	355	1,075	1,173

Total	$749	$774	$2,325	$2,495

        Legal and professional fees, consisting primarily of outside legal counsel, independent accountants, and consultants, were $95,000 for the three-month period ended September 30, 2002, compared to

$143,000 for the same period in 2001, which was a decrease of $48,000, or 33.6%. Legal and professional fees were $390,000 for the nine-month period ended September 30, 2002, compared to $473,000 for the same period in 2001, which was a decrease of $83,000, or 17.5%. The decrease in legal and professional fees is due to management continuing to monitor costs and continuing to take cost saving opportunities.

        Telephone expenses, which include data line transmissions, decreased $19,000, or 22.1%, for the three-month period ended September 30, 2002, compared to the same period in 2001 and decreased $59,000, or 22.8%, for the nine-month period ended September 30, 2002, compared to the same period in 2001. The decrease in telephone expenses is also due to management's cost saving efforts including negotiating new agreements with telephone service providers.

        All other operating and administrative expenses in the aggregate increased $42,000, or 7.7%, for the three-month period ended September 30, 2002, compared to the same period in 2001 and decreased $28,000, or 1.6%, for the nine-month period ended September 30, 2002, compared to the same period in 2001. The decline in total other noninterest operating and administrative expense is attributed primarily to a variety of initiatives implemented by the Company to further streamline workflow processes and improve its use of technology, thereby achieving greater operational efficiency.

  Provision for Income Taxes

        Applicable income taxes from continuing operations for the three and nine-month periods ended September 30, 2002, were $585,000 and $1,461,000, respectively. This compares to $380,000 and $1,149,000 for the three and nine-month periods, ended September 30, 2001, respectively. The Company's effective tax rate was 37.6% and 36.9% for the three and nine-month periods ended September 30, 2002, respectively, and 36.0% for the three and nine-month periods, ended September 30, 2001.

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

        Asset and liability management encompasses an analysis of market risk, the control of interest rate risk (interest sensitivity management), and the ongoing maintenance and planning of liquidity and capital. The composition of the Company's balance sheet is planned and monitored by the Asset and Liability Committee ("ALCO"), a committee comprised of the Bank's executive management. The primary tool used by the ALCO to measure and manage interest rate exposure is a simulation model. Use of the model, to perform simulations reflecting changes in interest rates over one and two-year time horizons, has enabled Management to develop and initiate strategies for managing exposure to interest rate risks. The ALCO believes that, both individually and in the aggregate, its modeling assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not an absolutely precise calculation of exposure. The Company's interest rate sensitivity analysis is discussed in the "Interest Rate Risk" section.

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

        Based on a 200 bp upward or downward shift in interest rates, the Company's short-term as well as long-term sensitivity analysis projects an asset sensitive forecast, which is a projection of increasing net interest income in an increasing interest rate environment and a decreasing net interest income in a decreasing interest rate environment. For this analysis, short-term and long-term is defined as current to three months and over two years, respectively. Based on the same shift of 200 bp, the Company's intermediate-term sensitivity analysis projects a liability sensitive position, which is a projection of increasing net interest income in a decreasing interest rate environment and a decreasing net interest income in an increasing interest rate environment. Intermediate-term refers to the period over three months yet less than two years.

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

        In order to fund its liquidity needs, the Bank has formal and informal borrowing arrangements with the Federal Reserve Bank to meet unforeseen deposit outflows or seasonal loan funding demands. The Bank has also entered an agreement to borrow funds from the FHLB secured by U.S. Government and Agency obligations in the Bank's investment portfolio. As of September 30, 2002, the Bank had $21,760,000 outstanding on these lines, and as of September 30, 2001 $5,000,000 was outstanding. There were no borrowings outstanding at December 31, 2001.

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

        Total shareholders' equity on September 30, 2002 increased by $2,458,000, or 9.0%, to $29,671,000 over December 31, 2001 total shareholders' equity of $27,213,000. The increase is attributed to net income of $2,539,000 during the first nine months of 2002, and an increase in other comprehensive income, net of tax, of $557,000 associated with the market value adjustment on the Company's Available-for-Sale securities and an increase of $188,000 due to the exercise of stock options. Cash dividends paid in the amount of $699,000 offset these increases to shareholders' equity, as well as, the cash paid in lieu of fractional shares which totaled $10,000 and the repurchase of CIB stock which totaled $117,000. As can be seen by the following table, the Company and Bank exceeded all regulatory capital ratios on September 30, 2002.

Capital Ratios As of September 30, 2002

	Company		Bank
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Risk Based Capital Ratios
Tier 1 Risk-Based Capital	$28,426	10.71%	$28,082	10.58%
Tier 1 Capital Minimum Requirement	10,616	4.00%	10,615	4.00%

Excess	$17,810	6.71%	$17,467	6.58%

Total Risk-Based Capital	31,775	11.97%	31,432	11.84%
Total Capital Minimum Requirement	21,231	8.00%	21,231	8.00%

Excess	$10,544	3.97%	$10,201	3.84%

Net Risk-Weighted Assets	$265,390		$265,384

Leverage Capital Ratio
Tier 1 Capital to average assets	$28,426	8.52%	$28,082	8.41%
Minimum leverage requirement	13,352	4.00%	13,352	4.00%

Excess	$15,074	4.52%	$14,730	4.41%

Average total assets	$333,806		$333,790

        On November 13, 2001, CIB's Board of Directors approved a plan to repurchase, as conditions warrant, up to five percent (5%) of CIB's common stock on the open market. The duration of the plan is open-ended and the timing of the purchases is dependent on market conditions. During the nine-month period ended September 30, 2002, CIB repurchased 7,400 shares of its own common stock pursuant to the plan, which are the total shares repurchased since inception of the repurchase plan. Under California law, the Company must retire all repurchased shares.

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

  Corporate Reform Legislation

        President George W. Bush signed the Public Company Accounting Reform and Investor Protection Act of 2002 (the "Act") on July 30, 2002, which responds to recent issues in corporate governance and accountability. Among other matters, key provisions of the Act provide for:

  •
  Expanded oversight of the accounting profession by creating a new independent oversight board to be monitored by the SEC.

  •
  Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require such services to be pre-approved by the audit committee.

  •
  Improved corporate responsibility through mandatory listing standards relating to audit committees, certifications of periodic reports by the CEO and CFO, and makes it a crime for an issuer to interfere with an audit.

  •
  Enhanced financial disclosures, including periodic reviews for the largest issuers and real time disclosure of material company information.

  •
  Enhanced criminal penalties for a broad array of white collar crimes and increases in the statute of limitations for securities fraud lawsuits.

        The effect of the Act upon corporations is uncertain; however, it is likely that compliance costs may increase as corporations modify procedures if required to conform to the provisions of the Act. The Company does not currently anticipate that compliance with the Act will have a material effect upon its financial position or results of its operations or its cash flows.

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

  Subsequent Material Event.

        On October 30, 2002, the Company announced the issuance of $10,000,000 of Trust Preferred Securities which closed and funded on October 29, 2002. The proceeds from the sale of the securities will be used for general corporate and strategic purposes. The Company and the Bank are considered to be well-capitalized as defined by regulatory guidance and the issuance of the Trust Preferred Securities will further enhance these ratios.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In Management's opinion, the Company's market risk and interest rate risk profiles are within reasonable tolerances at this time. (See Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations, sections discussing "Market Risk," "Interest Rate Risk" and "Liquidity" at pages 20-21.) No significant changes to the market risk or interest rate risk positions of the Company have occurred since December 31, 2001.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Form 10-Q.

        There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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
  (b)
  Reports on Form 8-K.

    On July 16, 2002, the Company filed a Current Report on Form 8-K, regarding interim president and chief executive officer, John Jelavich's permanent appointment to the position of president and chief executive officer of CIB and the Bank, effective July 16, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA INDEPENDENT BANCORP

Date: November 12, 2002	/s/ JOHN I. JELAVICH John I. Jelavich President/Chief Executive Officer

Date: November 12, 2002	/s/ KEVIN R. WATSON Kevin R. Watson Chief Financial Officer/Corporate Secretary (Principal Financial and Accounting Officer)

Section 302 Certification

CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-Q

        I, John I. Jelavich, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of California Independent Bancorp ("Registrant");

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

6.
The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ JOHN I. JELAVICH
John I. Jelavich President and Chief Executive Officer

Section 302 Certification

CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-Q

        I, Kevin R. Watson, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of California Independent Bancorp ("Registrant");

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

6.
The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ KEVIN R. WATSON
Kevin R. Watson Chief Financial Officer

QuickLinks

APPLICABLE ONLY TO CORPORATE ISSUERS
PART I—FINANCIAL INFORMATION
PART I—Financial Information
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of September 30, 2002, December 31, 2001, and September 30, 2001 (dollars in thousands) (UNAUDITED)
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands except share data) (UNAUDITED)
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands except share data) (UNAUDITED)
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine-month Periods ended September 30, 2002 and September 30, 2001 (dollars in thousands) (UNAUDITED)
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS
Composition of Loan and Lease Portfolio (dollars in thousands)
Composition of Nonperforming Loans and Leases (dollars in thousands)
Activity in Allowance for Loan and Lease Losses (dollars in thousands)
RESULTS OF OPERATIONS Three and Nine Months Ended September 30, 2002 Compared with Three and Nine Months Ended September 30, 2001
Other Operating and Administrative Expenses (dollar in thousands)
INTEREST RATE SENSITIVITY
MARKET RISK
INTEREST RATE RISK
LIQUIDITY
CAPITAL RESOURCES
Capital Ratios As of September 30, 2002
SUPERVISION AND REGULATION
OTHER MATTERS
PART II—OTHER INFORMATION
SIGNATURES
Section 302 Certification
Section 302 Certification