Form 10-K
period 2002-12-31
CALIFORNIA INDEPENDENT BANCORP
filed 2003-03-25
CIK 948976

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐

        The aggregate market value of the voting stock held by non-affiliates of California Independent Bancorp was $34,305,244 and the number of outstanding shares of common stock was 2,117,373 as of the last business day of the registrant's most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

        Selected portions of the Proxy Statement for 2003 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A are incorporated into Part III.

        Selected pages of the Company's 2002 Annual Report to Shareholders are incorporated into Part II and IV.

THIS REPORT INCLUDES A TOTAL OF 30 PAGES
EXHIBIT INDEX IS ON PAGE 28-30

PART I

ITEM 1. BUSINESS

        Certain statements in this Annual Report on Form 10-K (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: significant competitive pressure in the banking industry; reduced interest margins due to changes in the interest rate environment; general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan and lease losses; loss of key personnel; change in the regulatory environment; operational risks including data processing system failures or fraud; lending concentration in real estate; volatility in agricultural lending; asset and liability matching risks and liquidity risks; changes in the securities markets; and the effects of terrorism, including the events of September 11, 2001 and thereafter, and the conduct of the war on terrorism by the United States and its allies. Therefore, the information set forth herein should be carefully considered when evaluating the business prospects of California Independent Bancorp and Feather River State Bank (collectively, the "Company").

  GENERAL

        California Independent Bancorp ("CIB") is a California corporation and the bank holding company for Feather River State Bank (the "Bank"), both located in Yuba City, California. CIB was incorporated on October 28, 1994 and became the bank holding company for the Bank on May 2, 1995, pursuant to the Bank Holding Company Act of 1956, as amended.

        The Bank was incorporated as a California state banking corporation on December 1, 1976 and commenced operations on April 6, 1977. On October 1, 1996, the Bank acquired an equipment leasing company, E.P.I. Leasing Co., Inc. ("EPI"), and operated it as a wholly-owned subsidiary of the Bank. As a part of the Company's restructuring efforts, EPI will be dissolved following the orderly wind-down of the remaining lease portfolio. On June 25, 1984, the Bank formed Yuba-Sutter Financial Services Corporation as a wholly-owned subsidiary. This subsidiary is inactive. CIB formed a non-bank subsidiary, CIB Capital Trust, for the sole purpose of issuing trust preferred securities on October 2, 2002.

        At December 31, 2002, CIB had three employees, who also served as executive officers of the Bank. The Bank at December 31, 2002, employed 146 persons, including 26 part-time employees, 6 executive officers and 54 other officers. None of the Company's employees is currently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are excellent.

        CIB itself does not engage in any business activities other than ownership of the Bank and CIB Capital Trust. CIB's primary asset is its ownership of the Bank's stock, and the dividends paid by the Bank are CIB's primary source of income. At December 31, 2002, the Company had consolidated assets of $367,083,000, deposits of $306,726,000, gross loans and leases of $214,428,000, and shareholders' equity of $29,056,000.

  GENERAL BANKING SERVICES

        The Bank engages in a broad range of financial services activities. Its primary market is located in the Sacramento Valley, with a total of nine branches in Yuba City, Marysville, Colusa, Arbuckle,

Wheatland, Woodland, Lincoln, and Roseville, California, serving Sutter, Yuba, Colusa, Yolo, and Placer Counties, and secondarily, Sacramento, El Dorado, Butte, and Glenn counties. All of the Bank's branches are located in areas that are in the periphery of housing for those individuals who work in the growing Sacramento area.

        The total population base, in the nine counties served by the Bank, is approximately 2,268,000 people, according to the U. S. Census Bureau. The economic base of the Bank's primary operating territory is predominantly agricultural in nature. A wide variety of food crops are produced in the area including peaches, tomatoes, prunes, rice, and almonds. In addition to agriculture, western Placer County is one of California's fastest growing regions. Western Placer County is developing into a high-tech, light industry and retail center, and Lincoln, in particular, is becoming a large retirement community with developments by Del Webb and U.S. Homes.

        The Bank intends to grow primarily through its existing branches. However, the Bank may increase the number of its banking facilities in its trade areas when such expansion is appropriate. The Bank's expansion program is dependent on obtaining the necessary governmental approvals, governmental monetary policies, and competition. No assurance can be given that all or any part of the Bank's expansion program can be accomplished without the Bank being required to raise additional capital.

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

        The Bank makes real estate loans secured by residential, agricultural, and commercial property. Residential loans are made to purchase or refinance one to four family residences or multi-family residential properties and are secured by a first deed of trust on the property, except for loans to improve existing properties that are secured by junior liens. The maximum loan-to-value ratio for these loans is 90% of the real estate's appraised value. Loans secured by agricultural property include mortgages, loans for farm residences, and other improvement loans. Such agricultural loans are secured by a first lien on real estate. The maximum loan-to-value ratio for farmland is 70% of the real estate's appraised value. Commercial real estate loans are made to owner and non-owner occupied businesses for such purposes as offices, warehouses, professional buildings, retail, and storage facilities. The maximum loan-to-value ratio for commercial properties is 75% of the real estate's appraised value. As of December 31, 2002, these types of real estate secured loans totaled $123,991,000, or 57.8% of the Bank's loan portfolio.

        The Bank also makes real estate construction and development loans for acquisition of raw land to be developed into subdivisions for the construction of one to four family and multi-family housing, and for commercial real estate construction. These loans are secured by a first deed of trust and have maximum loan to value ratios ranging from 60% to 80% of the project's appraised value at completion, depending upon the type of project. As of December 31, 2002, the Bank had construction and development loans of $35,287,000, representing 16.5% of the Bank's loan portfolio.

        The Bank makes a variety of commercial and industrial loans to small-to-medium-sized businesses for working capital, inventory, accounts receivable, equipment, and general improvements. Typically, the Bank obtains a security interest in the collateral being financed or in other available assets of the customer. Loan to value ratios vary but generally do not exceed 75%. As of December 31, 2002, the Bank had loans for these purposes of $25,428,000, representing 11.9% of the Bank's loan portfolio.

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

        Agricultural loans are primarily made to finance agricultural production expenses generally as non-revolving lines of credit that are drawn upon when crop expenses are incurred and are repaid as crop sale proceeds are received. Crops and crop proceeds typically secure these loans. The Bank generally requires a repayment margin of 25% for permanent plantings (i.e., tree and vine crops) and 20% for row crops. The Bank participates in the Farm Service Agency ("FSA" an agency of the U.S. Department of Agriculture) guaranteed loan program. The program allows the Bank to obtain loan note guarantees on agricultural loans of up to 90% of the loan amount for eligible farmers. As of December 31, 2002, the Bank had agricultural loans outstanding of $17,536,000 (of which the FSA guaranteed approximately 3.3%), representing 8.2% of the Bank's total loan and lease portfolio.

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

        The Bank also originates mortgage loans on residential and farm properties, which it sells and/or brokers into the secondary market in order to divest itself of the interest rate risk associated with these mostly fixed interest rate products. The purchasers and/or funders of the loans establish the underwriting criteria for residential and agricultural mortgage loans sold and/or brokered in the secondary market. The Company accounts for sold loans in accordance with Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." These loans are sold without recourse. As of December 31, 2002, 2001, and 2000, total loans serviced by the Bank for third parties were $32,184,000, $78,062,000, and $92,741,000, respectively. For the years ended December 31,

2002, 2001, and 2000, total loans sold by the Bank were $698,000, $1,726,000, and $760,000, respectively.

        Consumer and installment loans are made for household, family and other personal expenditures. These loans are made on both a secured and unsecured basis. As of December 31, 2002 the Bank had a total of $4,390,000 in consumer and installment loans representing 2.0% of its loan portfolio.

        The Bank maintains commercial and industrial equipment leases that were primarily originated through its subsidiary EPI. Leases were made to a wide variety of businesses including professional, agricultural, industrial, and construction concerns. Total net lease financing receivables as of December 31, 2002 were $5,891,000, or 2.7% of the Bank's portfolio. Although the business affairs of EPI will be dissolved following the orderly wind-down of the remaining lease portfolio, the Bank may continue to originate or purchase equipment leases.

        The Bank also makes other miscellaneous loans that totaled $1,905,000, or 0.9% of the Bank's portfolio, as of December 31, 2002.

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

  OTHER SERVICES

        The Bank offers other financial products and services including annuities, mutual funds, mutual fund advisory services, IRAs, brokerage and custodial services, 401(k) plans, estate plans, asset management, asset consulting, charitable remainder trusts, fiduciary services, pension plans, non-qualified deferred compensation, and retirement plans. All these investments and/or financial services are offered by a registered investment representative through the Bank's affiliation with London Pacific Securities, Inc., a registered broker/dealer and a member of the National Association of Securities Dealers ("NASD") and the Securities Investor Protection Corporation ("SIPC").

  COMPETITION

        The Bank's primary service area consists of Colusa, Placer, Sutter, Yolo, and Yuba Counties. It is estimated that this service area contains 142 competitive banking and savings and loan offices, of which other independent banks own 48 offices. Based upon total bank deposits as of June 30, 2002 (the last period for which data is available), the Bank is third in market share in Colusa County, third in Yuba County, fourth in Sutter County, eleventh in Yolo County, and twenty-third in Placer County.

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

        CIB's common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934 ("the 1934 Act"). As such, the Company is subject to reporting requirements, proxy solicitation, insider trading, and other requirements and restrictions of the 1934 Act.

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

        The following tables present the capital ratios for the Company and the Bank:

Risk Based Capital Ratio
As of December 31, 2002
(Dollars in thousands)

	Company		Bank
	Amount	Ratio	Amount	Ratio
Tier 1 and Total Capital Ratios
Tier 1 Capital	$37,182	14.0%	$29,609	11.2%
Tier 1 Capital Minimum Requirement	10,598	4.0%	10,584	4.0%

Excess	$26,584	10.0%	$19,025	7.2%

Total Capital	41,238	15.6%	32,956	12.5%
Total Capital Minimum Requirement	21,196	8.0%	21,169	8.0%

Excess	$20,042	7.6%	$11,787	4.5%

Risk-Adjusted Assets	$264,950		$264,609

Leverage Capital Ratio
Tier 1 Capital to Quarterly Average Total Assets	$37,182	10.5%	$29,609	8.4%
Minimum Leverage Requirement	14,162	4.0%	14,145	4.0%

Excess	$23,020	6.5%	$15,464	4.4%

Total Quarterly Average Assets	$354,057		$353,621

          Prompt Corrective Action and Other Enforcement Mechanisms

        Federal banking agencies possess broad powers to take corrective or other supervisory action to resolve an insured depository institution's problems. Problems that may be addressed through such actions include, but are not limited to, institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2002, the Company and the Bank exceeded all the required ratios for classification as "well capitalized."

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

        Also, under the Financial Institution's Supervisory Act, the FDIC has the authority to prohibit a bank from engaging in business practices that the FDIC considers unsafe or unsound. It is possible, depending upon the financial condition of a bank and other factors that the FDIC could assert that the payment of dividends or other payments in some circumstances might be such an unsafe or unsound practice and thereby prohibit such payment.

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

        The Interstate Act permits bank subsidiaries of a bank holding company to act as agents for affiliated depository institutions in receiving deposits, renewing time deposits, closing loans, servicing loans, and receiving payments on loans and other obligations. When acting as an agent for an affiliate, a bank shall not be considered a branch of the affiliate. Any agency relationship between affiliates must be on terms that are consistent with safe and sound banking practices. The authority for an agency relationship for receiving deposits includes the taking of deposits for an existing account, but is not meant to include the opening or origination of new deposit accounts. Subject to certain conditions, insured savings associations that were affiliated with banks as of June 1, 1994 may act as agents for such banks. An affiliate bank or savings association may not conduct activity as an agent that it is prohibited from conducting as a principal.

        If an interstate bank decides to close a branch located in a low or moderate-income area, it must comply with additional branch closing notice requirements. The appropriate regulatory agency is authorized to consult with community organizations to explore options to maintain banking services in the affected community where the branch is to be closed.

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

        The Caldera, Weggeland and Killea California Interstate Banking and Branching Act of 1995 (the "Caldera Act"), effective October 2, 1995, amends the California Financial Code to, among other matters, regulate the operations of state banks to eliminate conflicts with and to implement the

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 discussed above. The Caldera Act includes: (1) an election to permit early interstate merger transactions; (2) a prohibition against interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (3) a prohibition against interstate branching through de novo establishment of California branch offices. The Caldera Act mandates that initial entry into California, by an out-of-state institution, be accomplished by acquisition of or merger with an existing whole bank that has been in existence for at least five years.

          Community Reinvestment Act

        The Bank is subject to the fair lending requirements and reporting obligations involving home mortgage lending operations and CRA activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.

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

        The FDIC charges an annual assessment for the insurance of deposits. As of December 31, 2002, the assessment ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment.

        Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 ("EGPRA"), at January 1, 1997, the Bank began paying, in addition to its normal deposit insurance premium as a member of the BIF, an amount toward the retirement of the Financing Corporation Bonds ("FICO Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry, which was approximately 1.7 basis points per $100 of insured deposits, as of December, 2002. Members of the Savings Association Insurance Fund ("SAIF"), also paid in addition to their normal deposit insurance premium, approximately 1.7 basis points per $100 of insured deposits as of December, 2002. Under the EGPRA, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Beginning January 1, 2000, the rate paid to retire the FICO Bonds was required to be equal for members of the BIF and the SAIF.

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

  IMPACT OF MONETARY POLICIES

        Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and other borrowings and the interest rate earned by a bank on loans, securities, and other interest-earning assets comprises the major source of a bank's earnings. Thus, the earnings and growth of banks are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, seeking to curb inflation and combat recession, by its open-market dealings in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements and through adjustments to the discount rate applicable to borrowings by banks that are members of the FRB. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Bank cannot be predicted. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan loss charge-offs, thus adversely affecting a bank's net earnings.

  ACCOUNTING PRONOUNCEMENTS

        SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets"

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). These Statements change the method of accounting for business combinations and goodwill in two significant ways. First, SFAS No. 141 prohibits the use of the pooling of interests method and requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. Second, SFAS No. 142 changes the accounting method for goodwill from an amortization method to an impairment-only approach. As a result, goodwill will be accounted for as an asset unless it declines in value. Companies will be required to test their goodwill valuation periodically for "impairment" or loss and to recognize any change on their books. The amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which for companies with calendar year ends, was January 1, 2002. Management does not believe that the adoption of these Statements had any material impact on the Company or its ability to accomplish certain business strategies.

        SFAS No. 147, "Acquisitions of Certain Financial Institutions"

        In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." This Statement, which addresses financial accounting and reporting matters for the acquisition of all or part of a financial institution, applies to all such transactions except those between two or more mutual enterprises. This statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and related interpretations. This Statement requires a financial institution to apply SFAS No. 144 and evaluate long-term customer relationship intangible assets (core deposit intangible) for impairment. Under SFAS No. 72, a financial institution may have recorded an unidentifiable intangible asset arising from a business combination. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of this Statement and any amortization amounts that were incurred after the adoption of SFAS No. 142 must be reversed. Reclassified goodwill would then be measured for impairment under the provisions of SFAS No. 142. Provisions of this Statement are applicable on or after October 1, 2002. In Management's opinion, the adoption of this Statement did not have a material effect on the Company's consolidated financial position or results of operations.

        SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123"

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. Because the company accounts for the compensation cost associated with its stock option plans under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional disclosure requirements of the statement are included in these financial statements. In Management's opinion, the adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations.

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

        The Bank's principal branch office in Yuba City, California, is located at 777 Colusa Avenue in a modern, single-story, shopping center end building with drive-up windows and off-street parking for its customers. This office was opened in 1982 and has a total square footage of 9,122.

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

        The Bank leased the land and a module on the property located at 114 "D" Street, Wheatland, California, from March 1997 until April 1998 for its Wheatland branch office. In April 1998, the Bank entered a new lease for the same site together with a new freestanding building. The 2,831 square foot building was completed on September 21, 1998. At that time, the Bank relocated from the previously leased module. The term of the lease is 10 years with the option to extend the original term of this lease for two periods of five years each. The monthly lease payment is $2,915 and is subject to annual adjustments on the anniversary of the lease commencement date.

        The Bank moved its Citrus Heights loan production office ("LPO") to a new office in Roseville in December 2000. This LPO was converted into a full-service branch on September 26, 2001. The Bank entered into an agreement on July 26, 2000, to lease 3,816 square feet of office space at 1552 Eureka Road in Roseville. The term of this lease is sixty-two (62) months. Commencing on October 1, 2000, lease payments of $6,296 per month were required continuing through the twenty-sixth (26) month. Between months twenty-six (26) and fifty (50), rent will be $6,678 per month. Thereafter, the monthly payment rises to $7,060 through the end of the lease term.

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

        Rental expense for all premises leased by the Company totaled $178,000 for the year ended December 31, 2002. It is estimated that rental expense for leased premises will be approximately $184,000 for 2003.

ITEM 3. LEGAL PROCEEDINGS

        Other than routine litigation incidental to the ordinary course of the Company's business, neither CIB nor any of it subsidiary entities is a party to any material legal proceedings nor is any of their property the subject of any such proceeding. The Company believes that the ultimate disposition of all currently pending matters will not have a material adverse affect on the Company's financial condition or the results of its operations.

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

        The following table presents the high and low closing sale prices of CIB's common stock for each quarterly period for the last two years as reported, and as adjusted for the effect of applicable stock dividends, by the NASDAQ Stock Market:

RANGE OF STOCK PRICES

2002 Quarters	High	Low
4th	$24.76	$18.85
3rd	20.75	18.21
2nd	19.48	16.19
1st	21.57	18.00
2001 Quarters	High	Low
4th	$23.14	$20.94
3rd	23.95	20.64
2nd	25.40	20.86
1st	20.86	17.23

        After adjusting retroactively for the effect of applicable stock dividends, cash dividends paid on CIB's common stock were $0.42 per share for the year ending December 31, 2002, and $0.40 per share for the year ending December 31, 2001.

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

        As of March 14, 2003, there were 1,808 holders of record of CIB's common stock.

ITEM 6. SELECTED FINANCIAL DATA

        For the "Selected Financial Data," see page 8 of the Company's 2002 Annual Report to the Shareholders, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        For the "Management's Discussion and Analysis of Financial Condition and Results of Operations," see pages 10-28 of the Company's 2002 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For the discussion of "Quantitative and Qualitative Disclosures About Market Risk," see section titled "Interest Rate Sensitivity" at page 23 of the Company's 2002 Annual Report to the Shareholders, which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        For "Financial Statements and Supplemental Data," see pages 29-51 of the Company's 2002 Annual Report to the Shareholders, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The accounting firm of Perry-Smith LLP ("Perry-Smith") has been selected as CIB's independent public accountants for 2002. Arthur Andersen LLP ("Andersen") served as CIB's independent public accountants for 2001. On March 28, 2002, CIB decided not to renew the engagement of Andersen and appointed Perry-Smith as its new independent public accountants, effective on such date. This determination followed CIB's decision to seek proposals from independent public accountants to audit CIB's financial statements for the fiscal year ending December 31, 2002.

        The decision not to renew the engagement of Andersen and to retain Perry-Smith was approved by CIB's Board of Directors upon the recommendation of its Audit Committee. The decision was based on proposals from national and regional accounting firms and reflected Audit Committee's judgment as to which firm was best suited to deliver external audits to CIB in light of relevant factors such as the firm's depth of experience, breadth of resources, commitment to provide exceptional service, ability to handle transition issues and location of key personnel.

        During CIB's two most recent fiscal years ended December 31, and the subsequent interim period through March 28, 2002, there were no disagreements between CIB and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to Andersen satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within CIB's two most recent fiscal years and the subsequent interim period through March 28, 2002.

        Andersen's report on CIB's 2001 consolidated financial statements was filed with the Securities and Exchange Commission on March 27, 2002 in conjunction with CIB's filing of its Annual report on Form 10-K for the year ended December 31, 2001. The audit reports of Andersen on the consolidated financial statements of the Company and subsidiaries as of and for the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During CIB's two most recent fiscal years ended December 31, and the subsequent interim period through March 28, 2002, CIB did not consult with Perry-Smith regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        On May 9, 2002, President and Chief Executive Officer Larry D. Hartwig retired from his officer and board of directors' positions with CIB and the Bank effective May 10, 2002. The Board of Directors appointed Director John I. Jelavich to serve as interim President and Chief Executive Officer for CIB and the Bank. On July 16, 2002, Mr. Jelavich accepted a permanent appointment to these positions. President and Chief Executive Officer Jelavich brings more than thirty years of banking experience to his positions. From 1988 to 1998, Mr. Jelavich served as the Regional Vice President for Union Bank of California's Mid Valley Region. From 1999 through February of 2000, Mr. Jelavich served as a consultant to the president and chief executive officer of the Bank. He has served on the Boards of Directors of CIB and the Bank since March of 2000.

        On March 11, 2002, CIB's Chief Financial Officer and Corporate Secretary, Robert J. Lampert, submitted his resignation effective March 25, 2002, from all positions held with CIB and the Bank. Kevin R. Watson has been appointed to the positions of Chief Financial Officer and Corporate Secretary of CIB and the Bank. Mr. Watson, a Certified Management Accountant, came to the Bank in 2001 with more than twelve years of business experience and most recently served as the Controller of CIB and the Bank. For information concerning directors and executive officers of the Company, see "ELECTION OF DIRECTORS" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the definitive Proxy Statement for the Company's 2003 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the "Proxy Statement"), which is incorporated herein by reference.

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

ITEM 14. CONTROLS AND PROCEDURES.

        Within the 90 days prior to the date of this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's Management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Form 10-K.

        There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

3.
EXHIBITS

        See Index to Exhibits of this Form 10-K.

(b)
REPORTS ON FORM 8-K

        The Company filed a Form 8-K on October 30, 2002, regarding the issuance of ten million dollars ($10,000,000) of Trust Preferred Securities. The sale of the securities closed and funded on October 29, 2002.

        The Company filed a Form 8-K on November 21, 2002 regarding the Board of Director's decision to adopt a Shareholder Rights Plan.

        The Company filed a Form 8-K on December 4, 2002 regarding the Shareholder Rights Plan agreement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA INDEPENDENT BANCORP
Date: March 25, 2003	By:	/S/ JOHN I. JELAVICH John I. Jelavich President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN L. DOWDELL JOHN L. DOWDELL	Director	March 25, 2003
/S/ HAROLD M. EASTRIDGE HAROLD M. EASTRIDGE	Director	March 25, 2003
/S/ WILLIAM H. GILBERT WILLIAM H. GILBERT	Director	March 25, 2003
/S/ JOHN I. JELAVICH JOHN I. JELAVICH	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2003
/S/ DONALD H. LIVINGSTONE DONALD H. LIVINGSTONE	Director	March 25, 2003
/S/ ALFRED G. MONTNA ALFRED G. MONTNA	Chairman of the Board of Directors and Director	March 25, 2003
/S/ DAVID A. OFFUTT DAVID A. OFFUTT	Director	March 25, 2003
/S/ WILLIAM K. RETZER WILLIAM K. RETZER	Director	March 25, 2003
/S/ KEVIN R. WATSON KEVIN R. WATSON	Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	March 25, 2003
/S/ MICHAEL C. WHEELER MICHAEL C. WHEELER	Director	March 25, 2003

Section 302 Certification

CERTIFICATION FOR ANNUAL REPORT ON FORM 10-K

        I, John I. Jelavich, certify that:

        I have reviewed this annual report on Form 10-K of California Independent Bancorp ("Registrant");

        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual; report;

        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

        The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

        designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

        The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/S/ JOHN I. JELAVICH John I. Jelavich President and Chief Executive Officer

Section 302 Certification

CERTIFICATION FOR ANNUAL REPORT ON FORM 10-K

        I, Kevin R. Watson, certify that:

        I have reviewed this annual report on Form 10-K of California Independent Bancorp ("Registrant");

        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

        The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

        designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

        The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/S/ KEVIN R. WATSON Kevin R. Watson Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.
2.1	Plan of Reorganization and Merger Agreement dated January 30, 1995 by and between Feather River State Bank, FRSB Merger Company and California Independent Bancorp (Incorporated by reference to Exhibit 2.1 to the General Form for Registration of Securities on Form 10 (File No. 0-26552)).
3.1	Secretary's Compiled, Amended and Restated Articles of Incorporation for California Independent Bancorp as of April 26, 1999 (Incorporated by reference to Exhibit 3.1 to Form 10-Q filed with the Commission on May 12, 1999).
3.2	Secretary's Compiled, Amended and Restated Bylaws of California Independent Bancorp as of September 30, 1999 (Incorporated by reference to Exhibit 3.2 to Form 10-Q filed with the Commission on November 15, 1999).
3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to Form 8-K filed with the Commission on December 5, 2002).
3.4	Amendment to Bylaws dated March 25, 2003.
4.1	Shareholder Rights Agreement (Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Commission on December 5, 2002).
10.2	Software License Agreement dated March 16, 1998 with Information Technology, Inc. (Incorporated by reference to Exhibit 10.2 to Form 10-K filed with the Commission on March 27, 2002).
10.3	Product License Agreement dated March 16, 1998 with Information Technology, Inc. (Incorporated by reference to Exhibit 10.3 to Form 10-K filed with the Commission on March 27, 2002).
10.4	Equipment Sale Agreement dated May 21, 2001 with Information Technology, Inc. (Incorporated by reference to Exhibit 10.4 to Form 10-K filed with the Commission on March 27, 2002).
10.5	Addendum to Software and Product License Agreements dated May 21, 2001 with Information Technology, Inc. (Incorporated by reference to Exhibit 10.5 to Form 10-K filed with the Commission on March 27, 2002).
10.7	California Independent Bancorp Employee Stock Ownership Plan dated January 1, 2001 (Incorporated by reference to Exhibit 10.7 to Form 10-K filed with the Commission on March 27, 2002).
10.8	California Independent Bancorp 401K Retirement Savings Plan dated January 1, 2001 (Incorporated by reference to Exhibit 10.8 to Form 10-K filed with the Commission on March 27, 2002).
10.9	Bank Affiliate Agreement between Feather River State Bank and London Pacific Securities, Inc., formerly known as Select Advisors, Inc. (Incorporated by reference to Exhibit 10.8 to the General Form for Registration of Securities on Form 10 (File No. 0-26552)).
10.10	California Independent Bancorp 1989 Amended and Restated Stock Option Plan including related Incentive and Non Statutory Stock Option Agreements (Incorporated by reference to Exhibit 4 to Amendment No. 1 to the Company's Registration Statement on Form S-8/SEC Registration No. 333-09813 dated November 26, 1996).
10.11	California Independent Bancorp 1996 Stock Option Plan and related Incentive Stock Option and Nonstatutory Stock Option Agreements (Incorporated by reference to Exhibit to Amendment No. 1 to the Company's Form S-8/SEC Registration No. 333-09823 dated November 26, 1996).
10.12	Lease by and between Raj J. Sharma and Feather River State Bank for 114 D Street, Wheatland, California (Incorporated by reference to Exhibit 10.16 to Form 10-K filed with the Commission on March 25, 1999).

10.14	Director Deferred Fee Agreement between Feather River State Bank and David A. Offutt dated April 1, 1999 (Incorporated by reference to Exhibit 10.20 to Form 10-Q filed with the Commission on November 15, 1999).
10.15	Employment Agreement between California Independent Bancorp, Feather River State Bank and Larry D. Hartwig dated July 19, 1999 (Incorporated by reference to Exhibit 10.21 to Form 10-Q filed with the Commission on November 15, 1999).
10.16	Nonqualified Stock Option Agreement between California Independent Bancorp and Larry D. Hartwig dated July 19, 1999 (Incorporated by reference to Exhibit 10.22 to Form 10-Q filed with the Commission on November 15, 1999).
10.17	Executive Salary Continuation Agreement between Feather River State Bank and Blaine C. Lauhon dated May 7, 1999 (Incorporated by reference to Exhibit 10.23 to Form 10-Q filed with the Commission on November 15, 1999).
10.18	Executive Salary Continuation Agreement between Feather River State Bank and Larry D. Hartwig dated October 27, 1999 (Incorporated by reference to Exhibit 10.19 to Form 10-K filed with the Commission on March 30, 2000).
10.19	Promissory Note, Loan Agreement and Annual Contribution Agreement dated May 11, 2000, by and between Feather River State Bank Employee Stock Ownership Plan and Trust and United ComServe (Incorporated by reference to Exhibit 10.21 to Form 10-Q filed with the Commission on August 11, 2000).
10.20	California Independent Bancorp Revised 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.22 to Form 10-Q filed with the Commission on November 13, 2000).
10.21	California Independent Bancorp 2000 Equity Incentive Plan Form Nonqualifying Stock Option Agreement (Incorporated by reference to Exhibit 10.23 to Form 10-Q filed with the Commission on November 13, 2000).
10.22	California Independent Bancorp 2000 Equity Incentive Plan Form Nonqualifying Stock Option Exercise Agreement (Incorporated by reference to Exhibit 10.24 to Form 10-Q filed with the Commission on November 13, 2000).
10.23	California Independent Bancorp 2000 Equity Incentive Plan Form Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.25 to Form 10-Q filed with the Commission on November 13, 2000).
10.24	California Independent Bancorp 2000 Equity Incentive Plan Form Incentive Stock Option Exercise Agreement (Incorporated by reference to Exhibit 10.26 to Form 10-Q filed with the Commission on November 13, 2000).
10.27	Lease by and between Eureka Corporate Plaza, Ltd., L.P. and Feather River State Bank, for the premises at 1552 Eureka Road, Roseville, California (Incorporated by reference to Exhibit 10.29 to Form 10-Q filed with the Commission on November 13, 2000).
10.31	Lease for a branch office at 435 South Highway 65, Suite A, Lincoln, California, entered into between Lincoln Town Center, LLC and Feather River State Bank on December 1, 2000 (Incorporated by reference to Exhibit 10.28 to Form 10-K filed with the Commission on April 2, 2001).
10.32	Lincoln lease Amendment for a branch office at 435 South Highway 65, Suite A, Lincoln, California, entered into between Lincoln Town Center, LLC and Feather River State Bank on March 1, 2001(Incorporated by reference to Exhibit 10.32 to Form 10-K filed with the Commission on March 27, 2002).
10.33	Lease Servicing Agreement dated May 26, 2000, by and among Bancorp Financial Services, Inc., as the Servicer, and EPI Leasing Company Inc., a subsidiary of Feather River State Bank as the Originator (Incorporated by reference to Exhibit 10.29 to Form 10-K filed with the Commission on April 2, 2001).
10.36	Leasing Agreement dated March 20, 2002, between Portolio Financial Servicing Company, Inc., the Servicer, and EPI Leasing Company Inc., a subsidiary of Feather River State Bank as the Originator (Incorporated by reference to Exhibit 10.36 to Form 10-Q filed with the Commission on May 13, 2002).

10.37	Severance Agreement between California Independent Bancorp, Feather River State Bank and Larry D. Hartwig dated May 8, 2002 (Incorporated by reference to Exhibit 10.37 to Form 10-Q filed with the Commission on August 12, 2002).
10.38	CIB Capital Trust/Trust Preferred Securities (Incorporated by reference to Exhibit (b) to Item 12 of Schedule TO filed November 27, 2002).
13	California Independent Bancorp's 2002 Annual Report to Shareholders (Deemed filed only with respect to those sections that have been incorporated into this Form 10-K by reference).
16.1	Letter from Arthur Andersen (Incorporated by reference to Exhibit 16.1 to Form 8-K filed with the Commission on April 5, 2002).
21	Feather River State Bank, a California banking corporation, is the only subsidiary of Registrant.
23	Consent of Perry-Smith LLP.
99.1	Certification of the Annual Report of the Company on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
INDEX
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
RANGE OF STOCK PRICES
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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
Section 302 Certification
Section 302 Certification
INDEX TO EXHIBITS