Form 10-Q
period 2003-03-31
CALIFORNIA INDEPENDENT BANCORP
filed 2003-05-14
CIK 948976

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
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

        Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

        Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2003
Common stock, no par value	2,126,133 shares

This report contains 24 pages. The Exhibit Index is on page 21.

PART I—FINANCIAL INFORMATION

ITEM 1
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES UNAUDITED FINANCIAL STATEMENTS:
CONSOLIDATED BALANCE SHEETS	3
CONSOLIDATED STATEMENTS OF INCOME	4
CONSOLIDATED STATEMENTS OF CASH FLOWS	5
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	6-8
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9-19
ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19
ITEM 4
DISCLOSURE CONTROLS AND PROCEDURES	20
PART II—OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS	21
ITEM 2
CHANGES IN SECURITIES AND USE OF PROCEEDS	21
ITEM 3
DEFAULTS UPON SENIOR SECURITIES	21
ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21
ITEM 5
OTHER INFORMATION	21
ITEM 6
EXHIBITS AND REPORTS ON FORM 8K	21
SIGNATURES	22

PART I—Financial Information

ITEM 1. FINANCIAL STATEMENTS

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 31, 2003, December 31, 2002, and March 31, 2002
(Dollars in thousands except share data)
(UNAUDITED)

	March 31, 2003	December 31, 2002	March 31, 2002
Assets
Cash and Due From Banks	$12,596	$21,801	$13,142
Federal Funds Sold	15,305	18,245	3,430

Cash and Cash Equivalents	27,901	40,046	16,572
Investment Securities Held-to-Maturity	2,440	2,265	2,854
Investment Securities Available-for-Sale	113,779	97,974	85,477

Total Investments	$116,219	$100,239	$88,331
Loans and Leases	202,665	214,428	192,940
Less: Allowance for Loan and Lease Losses	(5,938)	(6,532)	(5,790)

Net Loans and Leases	$196,727	$207,896	$187,150
Premises and Equipment, Net	6,706	6,731	6,794
Other Real Estate	2,640	—	542
Cash Surrender Value of Insurance Policies	6,305	6,239	5,167
Other Assets	5,932	5,932	6,128

Total Assets	$362,430	$367,083	$310,684

Liabilities and Shareholders' Equity
Deposits:
Noninterest-Bearing	$66,462	$75,381	$58,862
Interest-Bearing	236,330	231,345	209,600

Total Deposits	$302,792	$306,726	$268,462
Federal Home Loan Bank Borrowings	15,000	15,000	10,000
Other Borrowings	80	80	120
Mandatorily Redeemable Cumulative Trust Preferred Securities of Subsidiary Grantor Trust	10,000	10,000	—
Other Liabilities	5,681	6,221	4,464

Total Liabilities	$333,553	$338,027	$283,046

Commitments and Contingencies
Shareholders' Equity:
Common Stock, No Par Value—Shares Authorized—20,000,000, Shares Issued and Outstanding—2,126,133 at March 31, 2003, 2,152,751 at December 31, 2002, and 2,221,189 at March 31, 2002	$21,852	$22,600	$22,322
Retained Earnings	6,425	5,589	5,236
Debt Guarantee of ESOP	(80)	(80)	(120)
Accumulated Other Comprehensive Income	680	947	200

Total Shareholders' Equity	$28,877	$29,056	$27,638

Total Liabilities and Shareholders' Equity	$362,430	$367,083	$310,684

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except share data)
(UNAUDITED)

	Three months ended March 31, 2003	Three months ended March 31, 2002
Interest Income
Interest and Fees on Loans and Leases	$4,031	$3,575
Interest on Investments—
Taxable Interest Income	1,221	1,194
Nontaxable Interest Income	17	20
Interest on Federal Funds Sold	71	35

Total Interest Income	5,340	4,824

Interest Expense
Interest on Deposits	1,109	1,080
Interest on Other Borrowings	287	85

Total Interest Expense	1,396	1,165

Net Interest Income	3,944	3,659
Provision for Loan and Lease Losses	10	150

Net Interest Income After Provision for Loan and Lease Losses	3,934	3,509

Noninterest Income
Service Charges on Deposit Accounts	290	300
Brokered Loan Fees	64	27
Loan Servicing Fees	108	135
Loss on Disposal of Available-for-Sale Security	—	(55)
Gain on Sale of Other Real Estate	108	—
Other	249	192

Total Noninterest Income	819	599

Noninterest Expense
Salaries and Employee Benefits	1,720	1,678
Occupancy Expense	210	197
Furniture and Equipment Expense	309	318
Other	781	741

Total Noninterest Expense	3,020	2,934

Income Before Provision for Income Taxes	1,733	1,174
Provision for Income Taxes	627	428

Net Income	$1,106	$746

Per Share Amounts
Basic Earnings Per Share	$0.51	$0.34

Diluted Earnings Per Share	$0.50	$0.33

Basic Weighted Average Shares Outstanding	2,148,071	2,221,189

Diluted Weighted Average Shares Outstanding	2,220,644	2,240,741

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three-month Periods Ended March 31, 2003 and March 31, 2002
(Dollars in thousands)
(UNAUDITED)

	March 31, 2003	March 31, 2002
Cash Flows From Operating Activities
Net Income	$1,106	$746
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	260	249
Provision for Loan and Lease Losses	10	150
Loss on Disposal of Investment Securities	—	55
Gain on Sale of Other Real Estate, Net	(108)	—
(Increase) Decrease in Assets:
Other Assets	153	223
Increase (Decrease) in Liabilities:
Other Liabilities	(541)	1,307

Net Cash Provided By Operating Activities	$880	$2,730
Cash Flows From Investing Activities
Net Decrease (Increase) in Loans and Leases	8,520	(517)
Purchases of Securities Available-for-Sale	(32,513)	(15,181)
Purchases of Securities Held-to-Maturity	(1,175)	—
Proceeds From Maturity of Securities Held-to-Maturity	1,000	750
Proceeds From Sales, Maturities and Calls of Securities Available-for-Sale	16,221	3,297
Proceeds From Sales of Other Real Estate	108	—
Purchases of Premises and Equipment	(235)	(105)

Net Cash Used for Investing Activities	$(8,074)	$(11,756)
Cash Flows From Financing Activities
Net Decrease in Noninterest-Bearing Deposits	(8,919)	(11,107)
Net Increase in Interest-Bearing Deposits	4,985	3,993
Net Increase in Borrowed Funds	—	10,000
Repurchase of Common Stock	(830)	—
Cash Dividends	(269)	(233)
Stock Options Exercised	82	—

Net Cash (Used For) Provided by Financing Activities	$(4,951)	$2,653
Net Decrease in Cash and Cash Equivalents	$(12,145)	$(6,373)
Cash and Cash Equivalents, Beginning of Year	$40,046	$23,047

Cash and Cash Equivalents, End of Period	$27,901	$16,674

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of Management, the unaudited consolidated financial statements contain all adjustments (consisting solely of recurring adjustments) that are necessary to present fairly the financial position of California Independent Bancorp ("CIB") and its subsidiaries (collectively, the "Company") at March 31, 2003, December 31, 2002, and March 31, 2002, the results of its operations for the three-month periods ended March 31, 2003 and March 31, 2002, and cash flows for the three-month periods ended March 31, 2003 and March 31, 2002.

        Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with SEC rules or regulations. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the operating results for the full year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2—Principles of Consolidation

        The consolidated financial statements include the accounts of CIB and its wholly-owned subsidiaries, Feather River State Bank, E.P.I. Leasing Company, Inc. ("EPI"), and CIB Capital Trust. Significant intercompany transactions and balances have been eliminated in consolidation.

Note 3—Commitments and Contingent Liabilities

        In the normal course of business there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and letters of credit that are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

        The contract amount of commitments not reflected on the balance sheet at March 31, 2003 were as follows:

(Dollars in thousands)	March 31, 2003
Loan Commitments	$51,413
Standby Letters of Credit	785

Note 4—Cash and Stock Dividends

        In February, May, August, and November of 2002, CIB paid an eleven-cent ($0.11) per share cash dividend and in February of 2003, CIB paid a twelve and one-half cent ($0.125) per share cash dividend.

        On August 20, 2002, CIB's Board of Directors authorized and declared a five percent (5%) stock dividend for shareholders of record as of September 5, 2002. The dividend was distributed on September 20, 2002, and resulted in the issuance of 105,405 additional shares of common stock.

Note 5—Stock-Based Compensation

        At March 31, 2003, the Company had three stock-based compensation plans; the Feather River State Bank 1989 Amended and Restated Stock Option Plan, the California Independent Bancorp 1996 Stock Option Plan, and the California Independent Bancorp 2000 Stock Option Plan (the "Plans").

The Company accounts for the Plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock- based compensation cost is reflected in net income, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

	For the three-months ended
(Dollars in thousands, except share data)	March 31, 2003	March 31, 2002
Net Income, As Reported	$1,106	$746
Deduct Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Based Method for all Awards, Net of Related Tax Effects	(41)	(84)

Pro Forma Net Income	$1,065	$662

Basic Earnings Per Share:
As Reported	$0.51	$0.34
Pro Forma	$0.50	$0.30
Diluted Earnings Per Share:
As Reported	$0.50	$0.33
Pro Forma	$0.49	$0.30

        As required, the pro forma disclosures above include options granted since January 1, 1995. Consequently, the effects of applying FASB Statement No. 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures.

        The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following assumptions:

March 31, 2003
Weighted Average Fair Value of Options Granted	$9.29
Dividend Yield	1.70%
Expected Volatility	32.65%
Risk-Free Interest Rate	3.54%
Expected Option Life	7.50 Years

        There were no option grants made for the three-month period ended March 31, 2002.

Note 6—Earnings Per Share

        Basic earnings per share ("EPS"), which excludes dilution, is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock, which shares in the earnings of the Company. All data with respect to computing earnings per share is retroactively adjusted to reflect stock dividends and the treasury stock method is applied to determine the dilutive effect of stock options in computing diluted EPS.

Note 7—Comprehensive Income

        For the Company, total comprehensive income includes net income and unrealized changes in the fair value, net of applicable taxes, of its Available-for-Sale investment securities. Total comprehensive income for the three months ended March 31, 2003 and March 31, 2002 was $838,000 and $361,000, respectively, as shown in the following table.

	For the Three months ended March 31
(Dollars in thousands)
	2003	2002
Net Income	$1,106	$746
Other Comprehensive Income:
Change in Unrealized Gain on Available-for-Sale Investment Securities, net of taxes	(268)	(330)
Reclassification Adjustment for Loss on Sale of Securities, net of taxes	—	(55)

Total Comprehensive Income	$838	$361

Note 8—Financial Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" ("SFAS No. 148"). This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. Because the Company accounts for the compensation cost associated with its stock option plans under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional disclosure requirements of the statement are included in these financial statements. Management does not believe that this Statement had a material impact on the Company's consolidated financial position or results of operations.

        On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in Statement 133. The Statement also clarifies when a derivative contains a financing component. The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. Management does not believe that the adoption of this Statement will have a material effect on the Company's consolidated financial position or results of operations.

Note 9—Reclassifications

        Certain reclassifications have been made to amounts previously reported to conform to current presentation methods. Such reclassifications have no effect on net income or shareholders' equity previously reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        California Independent Bancorp ("CIB") is a California corporation and the holding company for Feather River State Bank ("the Bank"), located in Yuba City, California. The Bank was incorporated as a California state banking corporation on December 1, 1976, and commenced operations on April 6, 1977. CIB was incorporated on October 28, 1994, and became the holding company for the Bank on May 2, 1995. The Bank engages in a broad range of financial services activities, and its primary market is located in the Sacramento Valley, with a total of nine branches. The main source of income for the Bank is from lending activities, including commercial, agricultural, real estate, consumer, and installment loans and leases. CIB formed a nonbank subsidiary, CIB Capital Trust on October 2, 2002, for the sole purpose of issuing trust preferred securities.

        Certain statements in the quarterly report on Form 10-Q and in Management's Discussion and Analysis of Financial Condition and Results of Operations (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan and lease losses; the loss of key personnel; change in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; lending concentration in real estate; volatility in agricultural lending; asset/liability matching risks and liquidity risks; changes in the securities markets; and the effects of terrorism, including the events of September 11, 2001 and thereafter, and the conduct of the war on terrorism by the United States and its allies.

        The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to California Independent Bancorp's and Feather River State Bank's (CIB and the Bank are collectively, the "Company") financial condition, operating results, asset and liability management, and liquidity and capital resources; and should be read in conjunction with the Consolidated Financial Statements of the Company and its accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS

        Total assets at March 31, 2003 were $362,430,000, an increase of 16.7% over $310,684,000 at March 31, 2002, and a decrease of 1.3% from $367,083,000 at December 31, 2002.

        Gross loans and leases were $202,665,000 at March 31, 2003, an increase of 5.0% from $192,940,000 at March 31, 2002. Gross loans and leases decreased 5.5% from $214,428,000 at December 31, 2002. The increase in loans over the past twelve-month period is attributable to successful business development efforts and the Bank's strategic decision to further diversify its overall loan portfolio by promoting growth primarily in the commercial and real estate sectors. The decrease from year-end is due to seasonal fluctuations that are a result of decreased construction activity in the winter months resulting in decreased construction loan demand, continued paydowns of agricultural loans until the beginning of the agricultural season, and the softening of new loan demand.

        The Company's investment portfolio at March 31, 2003 was $116,219,000, compared to $100,239,000 at December 31, 2002, and $88,331,000 at March 31, 2002. Increases in the Company's investment portfolio during the first three months of 2003 were in large part due to continuing the implementation of the Company's investment strategy whereby the Company has invested its excess funds in qualified Available-for-Sale Securities rather than federal funds sold. Cash and cash equivalents, which consisted of cash and due from banks and federal funds sold, were $27,901,000 at March 31, 2003, $40,046,000 at December 31, 2002, and $16,572,000 at March 31, 2002.

        Total deposits of the Company were $302,792,000, $306,726,000, and $268,462,000 at March 31, 2003, December 31, 2002, and March 31, 2002, respectively. The decrease at March 31, 2003 from December 31, 2002, is indicative of historical trends in deposits.

        The ratio of gross loans to deposits was 66.9%, 69.9%, and 71.9% at March 31, 2003, December 31, 2002, and March 31, 2002, respectively.

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

        Due to the loan and lease portfolio's composition, the Company sustains moderate variations in outstanding loan totals. More specifically, certain seasonal variations are expected to occur in the agricultural and construction loan portfolios. The table below sets forth the composition of the Company's loan and lease portfolio as of March 31, 2003, December 31, 2002, and March 31, 2002.

COMPOSITION OF LOAN AND LEASE PORTFOLIO
(Dollars in thousands)

Loan Category	March 31, 2003	December 31, 2002	March 31, 2002
Commercial	$24,508	$25,375	$25,233
Agricultural	13,599	17,536	11,567
Real Estate—Construction	31,656	35,287	32,675
Real Estate—Mortgage	123,327	125,094	107,039
Leases	4,903	5,891	9,993
Consumer	3,871	4,391	4,676
Other	1,703	1,905	2,567

	$203,567	$215,479	$193,750
Deferred Loan Fees, Net	(902)	(1,051)	(810)
Allowance for Loan and Lease Losses	(5,938)	(6,532)	(5,790)

Total	$196,727	$207,896	$187,150

        The principal changes in the loan and lease portfolio between March 31, 2003, December 31, 2002, and March 31, 2002 are discussed below:

        The Bank makes commercial and small business loans (including lines of credit) that are secured by the assets of the business. Commercial loans decreased $867,000, or 3.4%, from December 31, 2002, and decreased $725,000, or 2.9%, from March 31, 2002. The decrease in the first three months of 2003, as well as the decrease over the year is due to the softening of commercial loan market demand in the Bank's core market areas.

        The Bank provides agricultural production lines of credit and other agricultural loans that are secured by crops, crop proceeds, and other collateral. Agricultural loans decreased $3,937,000, or 22.5%, from December 31, 2002 and increased $2,032,000, or 17.6% over March 31, 2002. There were four principal factors that contributed to the decline in agricultural loans since December 31, 2002. First, seasonal trends resulting from the paydown of agricultural loans until the beginning of the agricultural season. Second, the economic adversities affecting certain agricultural commodities produced in the Bank's trade area have softened new loan demand. Third, the Bank successfully collected several troubled agricultural loans over the past three months. And fourth, agricultural lending competition in the Bank's core market area remains intense.

        The Bank makes real estate construction loans, primarily to finance a variety of commercial, office, and retail projects, as well as for the construction of single-family homes. At March 31, 2003, real estate construction loans decreased $3,631,000, or 10.3%, from December 31, 2002, and decreased $1,019,000, or 3.1%, from March 31, 2002. The decline from December 31, 2002 is due to seasonal fluctuations in the construction real estate market, a softening in the residential construction market and increased residential construction lending competition.

        Mortgage loans secured by commercial, residential, and agricultural real estate decreased $1,767,000, or 1.4%, from December 31, 2002, and increased $16,288,000, or 15.2%, over March 31, 2002. The increase from March 31, 2002 is primarily the result of successful business development efforts, an intensified focus on Placer County as a primary market area, and the Bank's commitment to further diversify its overall loan portfolio via growth in the real estate secured lending sector. At March 31, 2003, the real estate mortgage portfolio was 60.6% of the total loan portfolio. Increased portfolio limits have been approved as a result of an enhanced monitoring analysis and limitations set on the sub-classifications within this portfolio segment.

        Lease financing receivables declined $5,090,000, or 50.9%, between March 31, 2002 and March 31, 2003 and $988,000, or 16.8%, from December 31, 2002. This decline is the direct result of the Bank's decision in the first quarter of 2000 to discontinue originating and purchasing leases through EPI. Consequently, the reduction of the Bank's lease portfolio was primarily due to scheduled lease portfolio principal reductions.

        In conjunction with the Bank's decision to discontinue and wind-down the operations of EPI, servicing of the lease portfolio was outsourced to a third party specializing in the origination, acquisition, and servicing of small ticket leases. Management entered into a contract on March 20, 2002, effective May 1, 2002, with Portfolio Financial Servicing Company, Inc. ("PFSC") as the servicer of the EPI lease portfolio. PFSC is a third party specializing in the servicing of lease portfolios.

        The Company makes consumer loans, including secured and unsecured loans and lines of credit, to finance a variety of consumer needs. Consumer loans decreased $805,000, or 17.2%, between March 31, 2002 and March 31, 2003 and $520,000, or 11.8%, from December 31, 2002. The decrease in this loan category was due to increased competition in the Bank's core market area and special pricing programs for new car financing by others, as well as the Bank's Consumer lending group focusing on home equity and home improvement loans that are captured in the real estate loan category.

        During the first quarter of 2003, there were no significant changes in the Bank's loan management, lending philosophy, or credit delivery procedures. The Company continues to emphasize high credit quality and superior customer service as two key components of its strategic direction.

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

        Nonperforming loans and leases consist of accruing loans and leases past due 90 days or more and nonaccrual loans and leases. The table below summarizes the composition of nonperforming loans and leases as of March 31, 2003, December 31, 2002, and March 31, 2002, as well as the changes between the periods. There were no loans and leases that were accruing interest that were past due as to principal or interest for 90 days or more at March 31, 2003, December 31, 2002, or March 31, 2002.

Nonperforming Assets
(Dollars in thousands)

	March 31, 2003	% Change From December 31, 2002 to March 31, 2003	December 31, 2002	% Change From March 31, 2002 To March 31, 2003	March 31, 2002
Nonaccrual Loans and Leases
Commercial	$100	n/a	$—	n/a	$—
Agricultural	25	-78.3%	115	-77.1%	109
Real Estate—Construction	1,124	-56.1%	2,560	n/a	2,443
Real Estate—Mortgage	939	-44.8%	1,702	-64.2%	2,623
Leases	—	0.0%	—	0.0%	—
Consumer	14	-6.7%	15	600.0%	2

Total Nonperforming Loans and Leases	$2,202	-49.9%	$4,392	-57.5%	$5,177

Other Real Estate	$2,640	n/a	$—	387.1%	$542

Total Nonperforming Assets	$4,842	10.2%	$4,392	-15.3%	$5,719

        Total nonperforming loans and leases have decreased $2,975,000, or 57.5%, since March 31, 2002 and $2,190,000, or 49.9%, since December 31, 2002. Although nonperforming loans and leases decreased from December 31, 2002, nonperforming assets increased due to one large commercial real estate secured loan transitioning to other real estate. Management continues its emphasis on reducing classified assets and enhancing quality control in the management of the loan and lease portfolios.

        The composition of the Company's nonaccrual loans and leases remain limited primarily to two relationships. At March 31, 2003, 92.1% of the Company's total nonaccrual loans and leases were concentrated in these two relationships. One of the relationships totaling $1,124,000, or 51.1%, is a commercial construction real estate relationship while the other totaling $903,000, or 41.0%, is a commercial real estate relationship. Each of these nonaccrual loan relationships is in the process of collection and is believed to be adequately supported by collateral.

        As of December 31, 2002, $4,108,000, or 93.5%, of the Company's total nonaccrual loans and leases were concentrated in three relationships, consisting of a real estate construction loan relationship totaling $2,443,000, or 55.6%, a agricultural loan relationship for $747,000, or 17.0%, and a commercial real estate loan relationship for $918,000, or 20.9%.

        The allowance for loan and lease losses ("ALLL") is maintained at a level considered adequate by Management to provide for losses that can be reasonably anticipated. Loan and lease losses are charged against the ALLL, and recoveries are credited to it. The Company's ALLL totaled $5,938,000, or 2.9% of gross loans and leases, as of March 31, 2003. This amount compares to $6,532,000, or 3.0% of gross loans and leases, as of December 31, 2002, and $5,790,000, or 3.0% of gross loans and leases, as of March 31, 2002. The ALLL consists of three components: general reserve, specific reserve, and unallocated reserve.

        The general reserve is consistent with SFAS No. 5 "Accounting for Contingencies" and establishes a reserve for performing loans. A reserve ratio based on historical loss data is determined for each loan type. The reserve ratios ranging from 0.25%-3.00% are applied to the loan type balance, less any loan amounts with a specific reserve, to calculate the general reserve. Additionally, a 0.10% "special reserve" for economic uncertainty is applied to the aggregate performing loan balance. At March 31, 2003, the general reserve was $2,216,000, or 37.3%, of the ALLL.

        The specific reserve is consistent with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan", and establishes a reserve for impaired loans graded as "special mention", "substandard", and "doubtful". At March 31, 2003, the specific reserve was $1,508,000, or 25.4%, of the ALLL.

        The unallocated reserve is the portion of the ALLL not defined in the general or specific reserve. This reserve is for losses from economic events, industry, or geographic sectors, and the inherent imprecision in the underlying assumptions used to reserve for losses in the general and specific reserve calculations. Additionally, it is the result of past favorable collections of previously charged-off loan positions and the successful collection of certain loans that held sizable specific reserves that are no longer required. At March 31, 2003, the unallocated reserve was $2,214,000, or 37.3%, of the ALLL.

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

        Provisions to the ALLL totaled $10,000 and $150,000 for the three-month periods ending March 31, 2003 and March 31, 2002, respectively. Total provisions to the ALLL for the year ended December 31, 2002 equaled $550,000. Loan and lease charge-offs for the three months ended March 31, 2003 totaled $658,000, as compared to $37,000 for the three months ended March 31, 2002. Loan and lease recoveries were $54,000 for the three months ended March 31, 2003, compared to $179,000 for the three months ended March 31, 2002. The following table illustrates the activity in the Bank's ALLL for the three months ended March 31, 2003 and March 31, 2002.

Activity in Allowance for Loan and Lease Losses
(Dollars in thousands)

	For the Three months ended March 31,
	2003	2002
Balance, January 1	$6,532	$5,498
Charge-offs by Loan Category:
Commercial	—	—
Agricultural	—	—
Real Estate	581	—
Leases	73	3
Consumer	4	34

Total	658	37

Recoveries by Loan Category:
Commercial	9	6
Agricultural	1	153
Real Estate	—	—
Leases	44	19
Consumer	—	1

Total	54	179

Net Charge-offs (Recoveries)	604	(142)
Provision Charged to Expense	10	150

Balance, March 31	$5,938	$5,790

  Investments

        The Company's investment portfolio was $116,219,000 at March 31, 2003, compared to $100,239,000 at December 31, 2002, and $88,331,000 at March 31, 2002. The increase of $27,888,000, or 31.6%, from March 31, 2002 to March 31, 2003, is primarily due to a change in investment strategy whereby the Company has invested its excess funds in qualified Available-for-Sale Securities rather than federal funds sold and the adoption of a leveraged investment strategy whereby qualified securities were purchased utilizing borrowed funds. The Company has implemented this strategy in order to take advantage of the interest spread between funds borrowed and the interest earned on the investments. Specifically, in order to achieve the desired return, the Company purchases securities with an average life of three to five years and matches those securities with similar term funding.

        As of March 31, 2003, the Company's "available-for-sale" category adjustment reflected a net unrealized gain of $680,000, net of taxes. The approximate market value of the Company's "available-for-sale" investment portfolio at March 31, 2003 was $115,884,000. As of March 31, 2002, the Company's "available-for-sale" category adjustment reflected a net unrealized gain of $200,000, net of taxes, and the approximate market value of the Company's "available-for-sale" investment portfolio was $88,415,000. The $480,000 change in the unrealized gain/loss between the two periods is primarily the result of the interest rate environment and changes in the portfolio's composition.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2003
Compared with
Three Months Ended March 31, 2002

        The Company recognized net income of $1,106,000 for the three-month period ended March 31, 2003 resulting in diluted earnings per share of $0.50. Net income for the first three months of 2002 was $746,000, resulting in diluted earnings per share of $0.33 (all earnings per share calculations have been adjusted for the three months ended March 31, 2002, to reflect the Company's 5% stock dividend distributed on September 20, 2002). The return on average equity and the return on average assets for the three-month period ended March 31, 2003 were 15.27% and 1.21%, respectively, as compared to 10.83% and 0.97%, respectively, for the same period in 2002.

        Net interest income rose for the three months ended March 31, 2003 to $3,944,000 from $3,659,000 for the same three-month period in 2002, an increase of $285,000, or 7.8%. This increase reflects the combined effect of a variety of factors affecting interest income and interest expense as described below.

        The Company's primary source of income is interest and fees on loans and leases. The table below depicts average loans and leases and yields for the three-month periods ending March 31, 2003 and 2002.

Loans and Leases
(Dollars in thousands)

	Three-months ended March 31, 2003	Three-months ended March 31, 2002
Average loans and leases outstanding	$207,593	$187,203
Average yields	7.77%	7.85%
Interest and fees earned	$4,031	$3,673
Average prime rate	4.25%	4.75%

        The three-month average outstanding loans and leases at March 31, 2003 were up $20,390,000, or 10.9%, over the comparable three-month period in 2002. The increase in average outstanding loans and leases is reflective of the Bank's marketing efforts and the Bank's expansion into Placer County. Although the Bank experienced a decrease in yield, interest and fees increased from the same period last year due to the significant increase in average loans and leases. The yield has been impacted as a result of the declining interest rate environment experienced during 2001 and 2002 as existing loans reprice, and competitive pressure to acquire and retain quality customers for the Company. The decline in average yields is also in part the result of obtaining business under a more stringent credit underwriting process.

        Rates and amounts paid on average deposits, including noninterest-bearing deposits, for the three-month period ended March 31, 2003, compared to the same period in 2002, are set forth in the following table:

Deposits
(Dollars in thousands)

	Three-months ended March 31, 2003	Three-months ended March 31, 2002
Average deposits outstanding	$310,634	$271,350
Average rates paid	1.43%	1.59%
Interest expense	$1,109	$1,080

        The Company experienced an increase in total interest expense of 19.8%, or $231,000, for the three-month period ended March 31, 2003, in comparison to the same three-month period for 2002. The primary component of the increase in total interest expense was the result of the issuance of trust preferred securities during the fourth quarter of 2002. Similar to loan balances, although average deposits increased significantly from prior year, the average rates paid decreased which lessened the impact to interest expense. The Bank continues to monitor its cost of funds. Average rates paid on deposits decreased from 1.59% for the three-month period ended March 31, 2002 to 1.43% for the three-month period ended March 31, 2003. Interest-bearing deposits comprised 78.1% of total deposits at March 31, 2003 and at March 31, 2002.

  Noninterest Income

        The Company experienced an increase in total noninterest income of $220,000, or 36.7%, for the three-month period ended March 31, 2003 versus the same period in 2002. The large percentage growth over prior year is primarily due to a nonrecurring gain on the sale of Other Real Estate of $108,000. Total noninterest income consists principally of service charges on deposit accounts, loan servicing fees, brokered loan fees, and other noninterest income.

        Service charge income on deposit accounts showed a decrease of $10,000, or 3.3%, for the three-month period ended March 31, 2003 from the three-month period ended March 31, 2002. Income derived from service charges on deposit accounts was $290,000 and $300,000 for the three-month periods ended March 31, 2003 and March 31, 2002, respectively.

        Loan service fee income for the three-month period ended March 31, 2003 decreased $27,000, or 20.0%, in comparison to the three-month period ended March 31, 2002. The decrease is attributable to normal principal amortization on serviced loans, loan payoffs, and fewer originations of "servicing retained" brokered and sold loans.

        Income from brokered loan fees for the three months ended March 31, 2002 increased $37,000, or 137.0%, in comparison to the three-month period ended March 31, 2002. This increase is predominantly due to steady demand in the refinance market.

        All other noninterest income, which consists of alternative investment fee income, increases in the cash surrender value of life insurance policies, and other noninterest income, increased by $57,000 for the three-month period ended March 31, 2003, in comparison to the three-month period ended March 31, 2002.

  Noninterest Expense

        During the three-month period ended March 31, 2003, the Company experienced an increase of $86,000, or 2.9%, in total noninterest expense over the three-month period ended March 31, 2002. Total noninterest expense stood at $3,020,000 for the period ended March 31, 2003 compared to $2,934,000 for the three-month period ended March 31, 2002. Noninterest expenses consist of salaries and employee benefits, occupancy, furniture and equipment expense, legal and professional fees, telephone expense, and other general and administrative operating expenses.

        Salaries and employee benefits increased $42,000, or 2.5%, for the three-month period ended March 31, 2003, over the same period in 2002. Salaries and employee benefits for the three-month period ended March 31, 2003 were $1,720,000, compared to $1,678,000 for the same period in 2002.

        Collectively, occupancy and furniture and equipment expenses increased $4,000, or 0.8%, for the three-month period ended March 31, 2003, over the same period in 2002. These two categories stood jointly at $519,000 and $515,000 for the three-month periods ended March 31, 2003 and March 31, 2002, respectively.

Other Operating and Administrative Expenses
(Dollars in thousands)

	Three-months ended March 31, 2003	Three-months ended March 31, 2002
Legal & Professional Fees	$117	$119
Telephone Expense	59	65
Stationery & Supplies	66	50
Courier Expense	48	42
Director Fees	53	60
Promotional Expense	45	32
Stockholders Expense	46	30
Postage	47	30
Insurance	50	51
Other	250	262

Total	$781	$741

        Legal and professional fees consisted primarily of outside legal counsel, independent accountants, and consultants.

  Provision for Income Taxes

        Applicable income taxes for the three-month period ended March 31, 2003, were $627,000. This compares to $428,000 for the three-month period ended March 31, 2002. The Company's effective tax rate was 36.2% and 36.5% for the three-month periods ended March 31, 2003 and March 31, 2002, respectively.

LIQUIDITY

        The need for liquidity in a banking institution arises principally to provide for deposit withdrawals, the credit needs of its customers, and to take advantage of investment opportunities. A banking institution may achieve desired liquidity from both assets and liabilities. The Company considers cash and deposits held in other banks, federal funds sold, other short-term investments, maturing loans and investments, receipts of principal and interest on loans, investments available-for-sale, and potential loan sales as sources of asset liquidity. Deposit growth, access to credit lines established with correspondent banks and market sources of funds are considered by the Company as sources of liability liquidity.

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

        In order to fund its liquidity needs, the Bank maintains formal and informal borrowing arrangements with the Federal Reserve Bank to meet unforeseen deposit outflows or seasonal loan funding demands. The Bank has also entered an agreement to borrow funds from the FHLB secured by U.S. Government and Agency obligations in the Bank's investment portfolio. As of March 31, 2003, the Bank had $15,000,000 outstanding on these lines. There were borrowings outstanding of $15,000,000 and $10,000,000 at December 31, 2002 and March 31, 2002, respectively. Also, during the fourth quarter of 2002, CIB Capital Trust issued 10,000 of its Floating Rate Trust Preferred Securities with a liquidation amount of $1,000 per security for gross proceeds of $10,000,000.

        The Bank monitors its credit facility availability and unencumbered qualifying collateral in conjunction with its asset and liability management process. Policy limits are established and monitored for maximum borrowings and minimum contingency liquidity levels.

        Management believes the Company maintains adequate amounts of liquidity to meet its needs.

CAPITAL RESOURCES

        CIB and the Bank are subject to respective Federal Reserve Board ("FRB") and Federal Deposit Insurance Corporation ("FDIC") regulations governing capital adequacy. These regulations are intended to reflect the degree of risk associated with both on and off balance sheet items. Financial institutions are expected to comply with a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%. At least half of the qualifying total capital must be in Tier 1 Capital, as defined by the regulations. Federal regulatory agencies have also adopted a minimum leverage ratio of 4.0%, which is intended to supplement the risk-based capital requirements and to ensure that all financial institutions continue to maintain a minimum level of core capital. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier I capital is limited to twenty-five percent of the Company's Tier I capital on a pro forma basis. At March 31, 2003, $9,334,000 of the Trust Preferred Securities qualified as Tier I capital, and the remaining $664,000 as Tier II capital.

        Total shareholders' equity on March 31, 2003 decreased by $179,000, or 0.6%, to $28,877,000 from December 31, 2002 total shareholders' equity of $29,056,000. The decrease is attributed to a decrease in other comprehensive income, net of tax, of $268,000 associated with the market value adjustment on the Company's Available-for-Sale securities, cash dividends paid in the amount of $269,000 and the repurchase of common stock of $830,000. These decreases to shareholders' equity were offset by net income of $1,106,000 during the first three months of 2003, and exercised options of $82,000. As can be seen by the following table, the Company and Bank exceeded all minimum regulatory capital ratio guidelines at March 31, 2003.

Capital Ratios
(Dollars in thousands)

	March 31, 2003
	Amount	Ratio
Tier I Leverage Ratio:
California Independent Bancorp and Subsidiary	$37,337	10.29%
Minimum regulatory requirement	$14,508	4.0%
Feather River State Bank	$30,911	8.53%
Minimum requirement for "Well Capitalized" institution	$18,112	5.0%
Minimum regulatory requirement	$14,489	4.0%
Tier I Risked Based Capital:
California Independent Bancorp and Subsidiary	$37,337	13.92%
Minimum regulatory requirement	$10,732	4.0%
Feather River State Bank	$30,911	11.54%
Minimum requirement for "Well Capitalized" institution	$16,077	6.0%
Minimum regulatory requirement	$10,718	4.0%
Total Risk-Based Capital:
California Independent Bancorp and Subsidiary	$41,388	15.43%
Minimum regulatory requirement	$21,463	8.0%
Feather River State Bank	$34,293	12.80%
Minimum requirement for "Well Capitalized" institution	$26,795	10.0%
Minimum regulatory requirement	$21,436	8.0%

        On November 13, 2001, CIB's Board of Directors approved a plan to repurchase, as conditions warrant, up to 5% of CIB's common stock on the open market. The duration of the plan is open-ended and the timing of the purchases is dependent on market conditions. During the first three months of 2003, CIB repurchased 30,942 of its own common stock at a weighted average purchase price of $26.79 per share pursuant to the plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's Consolidated Balance Sheet as well as for off balance sheet financial instruments. This sensitivity analysis is compared to the ALCO policy limits that specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no balance sheet growth, given both a 200 basis point ("bp") upward and downward shift in interest rates. A parallel shift in rate, pro-rated over a 12-month period is assumed. The Bank's policy limit threshold is that NII exposure shall not exceed 10% of estimated NII over the next 12 months.

        The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of future operating results. These hypothetical estimates are based on numerous assumptions, including the nature and timing of interest rate levels including yield curve shape, repayments on loans, leases, and securities, deposit rates, pricing decisions on loans and deposits, reinvestment and replacement of assets and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that the ALCO might take in responding to or anticipating changes in interest rates.

MARKET RISK

        Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The continuous monitoring and management of this risk is an important component of the Company's asset and liability management process, which is governed by policies established by its Board of Directors, which are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset and liability management policies to the ALCO. In this capacity, Management develops guidelines and strategies impacting the Company's asset and liability management related activities based upon estimated market risk sensitivity, policy limits, and overall market interest rate levels and trends.

        In Management's opinion, the Company's market risk and interest rate risk profiles are within reasonable tolerances at this time. No significant changes to the market risk or interest rate risk positions of the Company have occurred since December 31, 2002.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.

  (a)
  Exhibits.

Exhibit No.
10.38	Executive Salary Continuation Agreement between Feather River State Bank and John I. Jelavich dated February 21, 2003.
99.1	Certification of the Quarterly Report of the Company on Form 10-Q pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8K.

    On January 23, 2003, the Company filed a Current Report on Form 8-K, regarding fourth quarter and year-end results for 2002, as well as an increase in cash dividends.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

California Independent Bancorp
Date:	May 14, 2003	/s/ John I. Jelavich John I. Jelavich President/Chief Executive Officer
Date:	May 14, 2003	/s/ Kevin R. Watson Kevin R. Watson Chief Financial Officer/Corporate Secretary (Principal Financial and Accounting Officer)

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

5.
The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

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

Date:	May 14, 2003
/s/ John I. Jelavich John I. Jelavich, President and Chief Executive Officer

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

5.
The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

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

Date:	May 14, 2003
/s/ Kevin R. Watson Kevin R. Watson, Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
PART I—Financial Information
  ITEM 1. FINANCIAL STATEMENTS
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of March 31, 2003, December 31, 2002, and March 31, 2002 (Dollars in thousands except share data) (UNAUDITED)
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands except share data) (UNAUDITED)
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three-month Periods Ended March 31, 2003 and March 31, 2002 (Dollars in thousands) (UNAUDITED)
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.
SIGNATURES
Section 302 Certification