Form 10-Q
period 2003-06-30
CALIFORNIA INDEPENDENT BANCORP
filed 2003-08-14
CIK 948976

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
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

Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2003
Common stock, no par value	2,073,911 shares

        This report contains 29 pages. The Exhibit Index is on pages 28.

PART I—FINANCIAL INFORMATION

ITEM 1
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES UNAUDITED FINANCIAL STATEMENTS:
CONSOLIDATED BALANCE SHEETS	3
CONSOLIDATED STATEMENTS OF INCOME FOR THREE MONTHS	4
CONSOLIDATED STATEMENTS OF INCOME FOR SIX MONTHS	5
CONSOLIDATED STATEMENTS OF CASH FLOWS	6
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	7-11
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12-24
ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24-25
ITEM 4
DISCLOSURE CONTROLS AND PROCEDURES	25-26
PART II—OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS	27
ITEM 2
CHANGES IN SECURITIES AND USE OF PROCEEDS	27
ITEM 3
DEFAULTS UPON SENIOR SECURITIES	27
ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	27
ITEM 5
OTHER INFORMATION	27
ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K	28
SIGNATURES	29

PART I—Financial Information

ITEM 1.    FINANCIAL STATEMENTS

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2003, December 31, 2002, and June 30, 2002
(Dollars in thousands except share data)
(UNAUDITED)

	June 30, 2003	December 31, 2002	June 30, 2002
Assets
Cash and Due From Banks	$15,486	$21,801	$15,217
Federal Funds Sold	—	18,245	—

Cash and Cash Equivalents	15,486	40,046	15,217
Investment Securities Held-to-Maturity	2,440	2,265	2,435
Investment Securities Available-for-Sale	137,140	97,974	94,016

Total Investments	$139,580	$100,239	$96,451
Loans and Leases	205,208	214,428	201,059
Less: Allowance for Loan and Lease Losses	(5,963)	(6,532)	(5,817)

Net Loans and Leases	$199,245	$207,896	$195,242
Premises and Equipment, Net	6,550	6,731	6,911
Other Real Estate	2,729	—	698
Cash Surrender Value of Insurance Policies	6,364	6,239	5,231
Other Assets	7,598	5,932	5,650

Total Assets	$377,552	$367,083	$325,400

Liabilities and Shareholders' Equity
Deposits:
Noninterest-Bearing	$70,943	$75,381	$58,773
Interest-Bearing	239,767	231,345	212,685

Total Deposits	$310,710	$306,726	$271,458
Federal Home Loan Bank Borrowings	22,370	15,000	15,000
Other Borrowings	80	80	5,458
Mandatorily Redeemable Cumulative Trust Preferred Securities of Subsidiary Grantor Trust	10,000	10,000	—
Other Liabilities	6,378	6,221	4,815

Total Liabilities	$349,538	$338,027	$296,731

Commitments and Contingencies
Shareholders' Equity:
Common Stock, No Par Value—Shares Authorized—20,000,000, Shares Issued and Outstanding—2,073,911 at June 30, 2003, 2,152,751 at December 31, 2002, and 2,223,241 at June 30, 2002	$20,325	$22,600	$22,323
Retained Earnings	6,978	5,589	5,574
Debt Guarantee of ESOP	(80)	(80)	(120)
Accumulated Other Comprehensive Income	791	947	892

Total Shareholders' Equity	$28,014	$29,056	$28,669

Total Liabilities and Shareholders' Equity	$377,552	$367,083	$325,400

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except share data)
(UNAUDITED)

	Three months ended June 30, 2003	Three months ended June 30, 2002
Interest Income
Interest and Fees on Loans and Leases	$3,810	$3,772
Interest on Investments—
Taxable Interest Income	1,144	1,329
Nontaxable Interest Income	27	16
Interest on Federal Funds Sold	29	7

Total Interest Income	5,010	5,124

Interest Expense
Interest on Deposits	1,079	998
Interest on Mandatorily Redeemable Cumulative Trust Preferred Securities of Subsidiary Grantor Trust	120	—
Interest on Borrowed Funds	168	175

Total Interest Expense	1,367	1,173

Net Interest Income	3,643	3,951
Provision for Loan and Lease Losses	—	150

Net Interest Income After Provision for Loan and Lease Losses	3,643	3,801

Noninterest Income
Service Charges on Deposit Accounts	414	398
Brokered Loan Fees	64	34
Loan Servicing Fees	25	23
Other	94	165

Total Noninterest Income	597	620

Noninterest Expense
Salaries and Employee Benefits	1,673	1,774
Occupancy Expense	217	210
Furniture and Equipment Expense	325	319
Other	777	835

Total Noninterest Expense	2,992	3,138

Income Before Provision for Income Taxes	1,248	1,283
Provision for Income Taxes	430	471

Net Income	$818	$812

Per Share Amounts
Basic Earnings Per Share	$0.39	$0.37

Diluted Earnings Per Share	$0.37	$0.36

Basic Weighted Average Shares Outstanding	2,111,160	2,222,457

Diluted Weighted Average Shares Outstanding	2,193,550	2,228,499

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except share data)
(UNAUDITED)

	Six months ended June 30, 2003	Six months ended June 30, 2002
Interest Income
Interest and Fees on Loans and Leases	$7,841	$7,347
Interest on Investments—
Taxable Interest Income	2,365	2,523
Nontaxable Interest Income	44	36
Interest on Federal Funds Sold	100	42

Total Interest Income	10,350	9,948

Interest Expense
Interest on Deposits	2,188	2,078
Interest on Mandatorily Redeemable Cumulative Trust Preferred Securities of Subsidiary Grantor Trust	245	—
Interest on Borrowed Funds	330	260

Total Interest Expense	2,763	2,338

Net Interest Income	7,587	7,610
Provision for Loan and Lease Losses	10	300

Net Interest Income After Provision for Loan and Lease Losses	7,577	7,310

Noninterest Income
Service Charges on Deposit Accounts	704	698
Brokered Loan Fees	128	61
Loan Servicing Fees	133	158
Loss on Disposal of Available-for-Sale Security	—	(55)
Gain on Sale of Other Real Estate	108	—
Other	343	357

Total Noninterest Income	1,416	1,219

Noninterest Expense
Salaries and Employee Benefits	3,393	3,452
Occupancy Expense	427	407
Furniture and Equipment Expense	634	637
Other	1,558	1,576

Total Noninterest Expense	6,012	6,072

Income Before Provision for Income Taxes	2,981	2,457
Provision for Income Taxes	1,057	899

Net Income	$1,924	$1,558

Per Share Amounts
Basic Earnings Per Share	$0.90	$0.70

Diluted Earnings Per Share	$0.87	$0.70

Basic Weighted Average Shares Outstanding	2,129,514	2,221,827

Diluted Weighted Average Shares Outstanding	2,206,814	2,234,188

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six-month Periods Ended June 30, 2003 and June 30, 2002
(Dollars in thousands)
(UNAUDITED)

	June 30, 2003	June 30, 2002
Cash Flows From Operating Activities
Net Income	$1,924	$1,558
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	507	485
Provision for Loan and Lease Losses	10	300
Loss on Disposal of Investment Securities	—	55
Gain on Sale of Other Real Estate, Net	(108)	—
Gain on Sale of Loans and Leases, Net	—	(6)
Gain on Sale of Premises and Equipment	—	(10)
(Increase) Decrease in Other Assets	(1,751)	412
(Decrease) Increase in Other Liabilities	(700)	1,555

Net Cash (Used For) Provided By Operating Activities	$(118)	$4,349
Cash Flows From Investing Activities
Net Decrease (Increase) in Loans and Leases	6,858	(8,910)
Purchases of Securities Available-for-Sale	(73,378)	(25,774)
Purchases of Securities Held-to-Maturity	(1,175)	—
Proceeds From Maturity of Securities Held-to-Maturity	1,000	350
Proceeds From Sales, Maturities and Calls of Securities Available-for-Sale	33,927	6,847
Proceeds From Sales of Other Real Estate	108	—
Purchases of Premises and Equipment	(326)	(450)

Net Cash Used for Investing Activities	$(32,986)	$(27,937)
Cash Flows From Financing Activities
Net Decrease in Noninterest-Bearing Deposits	(4,436)	(11,195)
Net Increase in Interest-Bearing Deposits	8,421	7,077
Net Increase in Borrowed Funds	7,370	20,338
Repurchase of Common Stock	(2,361)	(96)
Cash Dividends	(535)	(465)
Stock Options Exercised	85	99

Net Cash Provided by Financing Activities	$8,544	$15,758
Net Decrease in Cash and Cash Equivalents	$(24,560)	$(7,830)
Cash and Cash Equivalents, Beginning of Year	$40,046	$23,047

Cash and Cash Equivalents, End of Period	$15,486	$15,217

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of Management, the unaudited consolidated financial statements contain all adjustments (consisting solely of recurring adjustments) that are necessary to present fairly the financial position of California Independent Bancorp ("CIB") and its subsidiaries (collectively, the "Company") at June 30, 2003, December 31, 2002, and June 30, 2002, the results of its operations for the three and six-month periods ended June 30, 2003 and June 30, 2002, and cash flows for the six-month periods ended June 30, 2003 and June 30, 2002.

        Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with SEC rules or regulations. The results of operations for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the operating results for the full year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2—Principles of Consolidation

        The consolidated financial statements include the accounts of CIB and its wholly owned subsidiaries, Feather River State Bank, E.P.I. Leasing Company, Inc., and CIB Capital Trust. Significant intercompany transactions and balances have been eliminated in consolidation.

Note 3—Commitments and Contingent Liabilities

        In the normal course of business there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and letters of credit that are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

        The contract amount of commitments not reflected on the balance sheet at June 30, 2003 and June 30, 2002 were as follows:

(Dollars in thousands)	June 30, 2003	June 30, 2002
Loan Commitments	$46,502	$54,420
Standby Letters of Credit	860	520

Note 4—Cash and Stock Dividends

        In February, May, August, and November of 2002, CIB paid an eleven-cent ($0.11) per share cash dividend and in February and May of 2003, CIB paid a twelve and one-half cent ($0.125) per share cash dividend.

        On August 20, 2002, CIB's Board of Directors authorized and declared a five percent (5%) stock dividend for shareholders of record as of September 5, 2002. The dividend was distributed on September 20, 2002, and resulted in the issuance of 105,405 additional shares of common stock.

Note 5—Stock-Based Compensation

        At June 30, 2003, the Company had three stock-based compensation plans: the Feather River State Bank 1989 Amended and Restated Stock Option Plan, the California Independent Bancorp 1996 Stock Option Plan, and the California Independent Bancorp 2000 Stock Option Plan (the "Plans"). The Company accounts for the Plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. The following tables illustrate the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

	For the three-months ended,
(Dollars in thousands, except share data)	June 30, 2003	June 30, 2002
Net Income, As Reported	$818	$812
Deduct Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Based Method for all Awards, Net of Related Tax Effects	(42)	(41)

Pro Forma Net Income	$776	$771

Basic Earnings Per Share:
As Reported	$0.39	$0.37
Pro Forma	$0.37	$0.35
Diluted Earnings Per Share:
As Reported	$0.37	$0.36
Pro Forma	$0.35	$0.35
	For the six-months ended,
(Dollars in thousands, except share data)	June 30, 2003	June 30, 2002
Net Income, As Reported	$1,924	$1,558
Deduct Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Based Method for all Awards, Net of Related Tax Effects	(82)	(125)

Pro Forma Net Income	$1,842	$1,433

Basic Earnings Per Share:
As Reported	$0.90	$0.70
Pro Forma	$0.86	$0.64
Diluted Earnings Per Share:
As Reported	$0.87	$0.70
Pro Forma	$0.83	$0.64

        As required, the pro forma disclosures above include options granted since January 1, 1995. Consequently, the effects of applying FASB Statement No. 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures.

        The fair value of each option granted during the periods indicated was estimated on the date of grant using an option-pricing model with the following assumptions:

Three-months ended, June 30, 2002
Weighted Average Fair Value of Options Granted	$6.46
Dividend Yield	2.21%
Expected Volatility	30.24%
Risk-Free Interest Rate	4.55%
Expected Option Life	7.50 Years
	For the six months ended,
	June 30, 2003	June 30, 2002
Weighted Average Fair Value of Options Granted	$9.29	$6.46
Dividend Yield	1.70%	2.21%
Expected Volatility	32.65%	30.24%
Risk-Free Interest Rate	3.54%	4.55%
Expected Option Life	7.50 Years	7.50 Years

        There were no option grants made for the three-month period ended June 30, 2003.

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

Note 7—Comprehensive Income

        For the Company, total comprehensive income includes net income and unrealized changes in the fair value, net of applicable taxes, of its Available-for-Sale investment securities. Total comprehensive income for the three and six months ended June 30, 2003 and June 30, 2002 was $929,000 and $1,768,000, respectively, and $1,504,000 and $1,920,000, respectively, as shown in the following table.

	For the Three months ended June 30,		For the Six months ended June 30,
(Dollars in thousands)
	2003	2002	2003	2002
Net Income	$818	$812	$1,924	$1,558
Other Comprehensive Income:
Change in Unrealized Gain on Available-for-Sale Investment Securities, net of taxes	111	692	(156)	331
Reclassification Adjustment for Loss on Sale of Securities, net of taxes	—	—	—	31

Total Comprehensive Income	$929	$1,504	$1,768	$1,920

Note 8—Financial Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS No. 148"). This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. Because the Company accounts for the compensation cost associated with its stock option plans under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional disclosure requirements of the statement are included in these financial statements. Management does not believe that the adoption of this Statement had a material impact on the Company's consolidated financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in Statement 133. The Statement also clarifies when a derivative contains a financing component. The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. Management does not believe that the adoption of this Statement had a material effect on the Company's consolidated financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified by the Company after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has previously accounted for its mandatorily redeemable cumulative trust preferred securities in a manner consistent with the Statement and, in management's opinion, adoption of this Statement did not have a material effect on the Company's consolidated financial position or results of operations.

Note 9—Reclassifications

        Certain reclassifications have been made to amounts previously reported to conform to current presentation methods. Such reclassifications have no effect on net income or shareholders' equity previously reported.

Note 10—Subsequent Events

        On August 11, 2003, the Company entered into a definitive Agreement and Plan of Merger with Humboldt Bancorp. Under the terms of the merger agreement, the Company will merge into Humboldt Bancorp and Feather River State Bank will merge in Humboldt Bank although it will operate as a division of Humboldt Bank retaining its local identity.

        Based on the closing value for a share of Humboldt Bancorp as of on the date of the merger agreement, the transaction is valued at approximately $80 million, or $35.50 per share of the Company. Company shareholders may elect to exchange each share held for cash or stock, although elections may be subject to proration if the results of all shareholders' elections differ from Humboldt's targeted stock-cash split of 60%-40%. The aggregate cash consideration will be approximately $32 million, or 40% of the total consideration, and a total of approximately 3.28 million shares of Humboldt common stock will be issued, representing 60% of the total consideration.

        The companies anticipate that the transaction will qualify as a tax-free reorganization, and in general, expect that Company shareholders will not recognize income to the extent they exchange all of their shares of common stock of the Company for Humboldt stock and do not receive cash in lieu of any fractional shares, although shareholders should consult their own tax advisors for the consequences of the merger to them.

        Subject to receipt of regulatory and shareholder approval, CIB expects this transaction will be completed during the first quarter of 2004.

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

        Certain statements in the quarterly report on Form 10-Q and in Management's Discussion and Analysis of Financial Condition and Results of Operations (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce net interest margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan and lease losses; the loss of key personnel; change in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; lending concentration in real estate; volatility in agricultural lending; and asset/liability matching risks and liquidity risks.

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

OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS

        Total assets at June 30, 2003 were $377,552,000, an increase of 2.9% over $367,083,000 at December 31, 2002 and an increase of 16.0% over $325,400,000 at June 30, 2002.

        Gross loans and leases were $205,208,000 at June 30, 2003, a decrease of 4.3% from $214,428,000 at December 31, 2002, and an increase of 2.1% over $201,059,000 at June 30, 2002. The increase in loans over the past twelve-month period is attributable to successful business development efforts and the Bank's strategic decision to further diversify its overall loan portfolio by promoting growth primarily in the commercial and real estate sectors. The decrease from year-end is due to refinancing of loans, resulting from the current decreasing interest rate environment, the intensification of competitive pressure in the loan market, and the Bank's continued emphasis on credit quality, high underwriting standards, and conservative pricing.

        The Company's investment portfolio at June 30, 2003 was $139,580,000, compared to $100,239,000 at December 31, 2002, and $96,451,000 at June 30, 2002. Increases in the Company's investment portfolio during the first six months of 2003 were in large part due to continuing the implementation of the Company's investment strategy whereby the Company has invested its excess funds in qualified

Available-for-Sale Securities rather than federal funds sold. Cash and cash equivalents, which consisted of cash and due from banks and federal funds sold, were $15,486,000 at June 30, 2003, $40,046,000 at December 31, 2002, and $15,217,000 at June 30, 2002. The increased balance of cash and cash equivalents at December 31, 2002 was primarily due to the growth in total deposits. The decrease in cash and cash equivalents from December 31, 2002 to June 30, 2003 was primarily due to the Company utilizing the excess funds to purchase available-for-sale investment securities.

        Total deposits of the Company were $310,710,000, $306,726,000, and $271,458,000 at June 30, 2003, December 31, 2002, and June 30, 2002, respectively. The increase at June 30, 2003 from December 31, 2002 and June 30, 2002, is primarily due to the Bank's focus on customer service and relationship banking, as well as new customer-centered product development.

        The ratio of gross loans to deposits was 66.0%, 69.9%, and 74.1% at June 30, 2003, December 31, 2002, and June 30, 2002, respectively.

  Loans and Leases

        The Company continues to emphasize real estate, real estate construction, commercial, agricultural, and consumer lending activities. The Company has proactively intensified its focus on real estate secured and commercial lending to meet customers' needs in its geographic market segments. The Company lends primarily to small and medium sized businesses, small to large-sized farms, professionals, and consumers within its market area, which is principally comprised of Sutter, Yuba, Colusa, Yolo, and Placer counties; and, secondarily, Sacramento, El Dorado, Butte, and Glenn counties.

        Due to the loan and lease portfolio's composition, the Company sustains moderate variations in outstanding loan totals. More specifically, certain seasonal variations are expected to occur in the agricultural and construction loan portfolios. The table below sets forth the composition of the Company's loan and lease portfolio as of June 30, 2003, December 31, 2002, and June 30, 2002.

COMPOSITION OF LOAN AND LEASE PORTFOLIO
(Dollars in thousands)

Loan Category	June 30, 2003	December 31, 2002	June 30, 2002
Commercial	$19,878	$25,375	$24,227
Agricultural	20,209	17,536	19,161
Real Estate—Construction	31,941	35,287	29,336
Real Estate—Mortgage	124,181	125,094	113,746
Leases	4,220	5,891	8,582
Consumer	3,934	4,391	4,531
Other	1,702	1,905	2,368

	$206,065	$215,479	$201,951
Deferred Loan Fees, Net	(857)	(1,051)	(892)
Allowance for Loan and Lease Losses	(5,963)	(6,532)	(5,817)

Total	$199,245	$207,896	$195,242

        The principal changes in the loan and lease portfolio between June 30, 2003, December 31, 2002, and June 30, 2002 are discussed below:

        The Bank makes commercial and small business loans (including lines of credit) that are secured by the assets of the business. Commercial loans decreased $5,497,000, or 21.7%, from December 31, 2002, and decreased $4,349,000, or 18.0%, from June 30, 2002. The decrease in the first six months of

2003, as well as the decrease over the year is due to increased refinancing of existing loans outside the Bank and the softening of commercial loan market demand in the Bank's core market areas.

        The Bank provides agricultural production lines of credit and other agricultural loans that are secured by crops, crop proceeds, and other collateral. Agricultural loans increased $2,673,000, or 15.2%, over December 31, 2002 and increased $1,048,000, or 5.5% over June 30, 2002. The increase since December 31, 2002 is due to the seasonality of agricultural loan demand resulting from the agricultural cycle.

        The Bank makes real estate construction loans, primarily to finance a variety of commercial, office, and retail projects, as well as for the construction of single-family homes. At June 30, 2003, real estate construction loans decreased $3,346,000, or 9.5%, from December 31, 2002, but increased $2,605,000, or 8.9%, over June 30, 2002. The decline from December 31, 2002 is due to increased competition resulting from the interest rate environment and decreased activity in the construction real estate market in the Bank's core market area. The increase over June 30, 2002 is due to the Bank's business development efforts in its primary market area.

        Mortgage loans secured by commercial, residential, and agricultural real estate decreased $913,000, or 0.7%, from December 31, 2002, and increased $10,435,000, or 9.2%, over June 30, 2002. The increase from June 30, 2002 is primarily the result of successful business development efforts and an intensified focus on Placer County as a primary market area. At June 30, 2003, the real estate mortgage portfolio was 60.3% of the total loan portfolio. Increased portfolio limits have been approved as a result of enhanced monitoring analysis and limitations set on the sub-classifications within this portfolio segment.

        Lease financing receivables declined $4,362,000, or 50.8%, between June 30, 2002 and June 30, 2003 and $1,671,000, or 28.4%, from December 31, 2002. This decline is the direct result of the Bank's decision in the first quarter of 2000 to discontinue originating and purchasing leases through E.P.I. Leasing Company, Inc. Consequently, the reduction of the Bank's lease portfolio was primarily due to scheduled lease portfolio principal reductions.

        The Company makes consumer loans, including secured and unsecured loans and lines of credit, to finance a variety of consumer needs. Consumer loans decreased $597,000, or 13.2%, between June 30, 2002 and June 30, 2003 and $457,000, or 10.4%, from December 31, 2002. The decrease in this loan category was due to increased competition in the Bank's core market area and special pricing programs for new car financing by other financial institutions. Further, the Bank's Consumer lending group has focused on home equity and home improvement loans through a promotional product that are recorded in the real estate loan category.

        During the first six months of 2003, there were no significant changes in the Bank's loan management, lending philosophy, or credit delivery procedures. The Company continues to emphasize high credit quality and superior customer service as two key components of its strategic direction.

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

        Nonperforming loans and leases consist of accruing loans and leases past due 90 days or more and nonaccrual loans and leases. The table below summarizes the composition of nonperforming loans and leases as of June 30, 2003, December 31, 2002, and June 30, 2002, as well as the changes between the periods. There were no loans and leases that were accruing interest that were past due as to principal or interest for 90 days or more at June 30, 2003, December 31, 2002, or June 30, 2002.

Nonperforming Assets
(Dollars in thousands)

	June 30, 2003	% Change From December 31, 2002 to June 30, 2003	December 31, 2002	% Change From June 30, 2002 To June 30, 2003	June 30, 2002
Nonaccrual Loans and Leases
Commercial	$129	n/a	$—	n/a	$3
Agricultural	25	(78.3)%	115	(88.8)%	224
Real Estate—Construction	1,119	(56.3)%	2,560	n/a	2,443
Real Estate—Mortgage	1,011	(40.6)%	1,702	(58.5)%	2,439
Leases	—	0.0%	—	0.0%	32
Consumer	12	(20.0)%	15	(29.4)%	17

Total Nonperforming Loans and Leases	$2,296	(47.7)%	$4,392	(55.5)%	$5,158

Other Real Estate	$2,729	n/a	$—	291.0%	$698

Total Nonperforming Assets	$5,025	14.4%	$4,392	(14.2)%	$5,856

        Total nonperforming loans and leases have decreased $2,862,000, or 55.5%, since June 30, 2002 and $2,096,000, or 47.7%, since December 31, 2002. Although nonperforming loans and leases decreased from December 31, 2002, nonperforming assets increased due to one large commercial real estate secured loan transitioning to other real estate from nonperforming loans. Management continues its emphasis on reducing classified assets and enhancing quality control in the management of the loan and lease portfolios.

        The composition of the Company's nonaccrual loans and leases remain limited primarily to two borrowers. At June 30, 2003, 87.4% of the Company's total nonaccrual loans and leases were concentrated with these two borrowers. One of the relationships totaling $1,119,000, or 48.7%, is a commercial construction real estate relationship while the other totaling $889,000, or 38.7%, is a commercial real estate relationship. Each of these nonaccrual loan relationships is in the process of collection and is believed to be adequately supported by collateral.

        As of December 31, 2002, $4,108,000, or 93.5%, of the Company's total nonaccrual loans and leases were concentrated in three relationships, consisting of a real estate construction loan relationship totaling $2,443,000, or 55.6%, a agricultural loan relationship for $747,000, or 17.0%, and a commercial real estate loan relationship for $918,000, or 20.9%.

        The Company maintains an allowance for loan and lease losses ("ALLL") to absorb probable losses inherent in the loan and lease portfolio and is based upon management's estimated range of those losses. The ALLL is established through a provision for loan and lease losses and is increased by provisions charged against current earnings and reduced by net charge-offs. Actual losses for these loans can vary significantly from this estimate. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change. The Company's ALLL totaled $5,963,000, or 2.9% of gross loans and leases, as of June 30, 2003. This amount compares to $6,532,000, or 3.0% of gross loans and leases, as of June 30, 2002.

        The adequacy of the ALLL and the level of the related provision for loan and lease losses is determined based on management's judgment after consideration of numerous factors including but not limited to: (i) local and regional economic conditions, (ii) borrowers' financial condition, (iii) loan impairment and the related level of expected charge-offs, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluations of the performing loan portfolio, (viii) ongoing review and evaluation of problem loans identified as having loss potential, (ix) quarterly review by the Board of Directors, and (x) assessments by banking regulators and other third parties. Management and the Board of Directors evaluate the ALLL and determine its desired level considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral, the determination of impaired loans or leases and exposure to potential losses.

        The Company establishes general reserves in accordance with Statement of Accounting Standards ("SFAS") No. 5., "Accounting for Contingencies," and specific reserves in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The ALLL is maintained by categories of the loan portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan and lease losses. While Management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary, based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

        The adequacy of the ALLL is determined based on three components. First is the dollar weighted risk rating of the loan portfolio, including all outstanding loans and leases. Every extension of credit has been assigned a risk rating based upon a comprehensive definition intended to measure the inherent risk of lending money. Each rating has an assigned risk factor expressed as a reserve percentage. Secondly, established specific reserves consistent with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" are assigned to individually impaired and adversely graded loans. These are estimated potential losses associated with specific borrowers based upon estimated cash flows or collateral value and events affecting the risk rating. Thirdly, the Company maintains a reserve for qualitative factors that may affect the portfolio as a whole, such as those factors described above, including a reserve for model imprecision consistent with SFAS No. 5 "Accounting for Contingencies."

        Provisions to the ALLL are made to maintain an ALLL level deemed adequate by management. No provision to the ALLL was made during the three-month period ended June 30, 2003, while a provision to the ALLL of $150,000 was made for the three-month period ended June 30, 2002. Provisions to the ALLL totaled $10,000 and $300,000 for the six-month periods ended June 30, 2003 and June 30, 2002, respectively. Total provisions to the ALLL for the year ended December 31, 2002 equaled $550,000. Loan and lease charge-offs for the three months ended June 30, 2003 totaled $35,000, compared to $159,000 for the three months ended June 30, 2002. Loan and lease charge-offs for the six months ended June 30, 2003 totaled $693,000, compared to $196,000 for the six months ended June 30, 2002. Loan and lease recoveries were $60,000 for the three months ended June 30,

2003, compared to $36,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003 and June 30, 2002, loan and lease recoveries were $114,000 and $215,000, respectively. The following table illustrates the activity in the Bank's ALLL for the three and six months ended June 30, 2003 and June 30, 2002.

Activity in Allowance for Loan and Lease Losses
(Dollars in thousands)

	For the Three months ended June 30,		For the Six months ended June 30,
	2003	2002	2003	2002
Beginning Balance	$5,938	$5,790	$6,532	$5,498
Charge-offs by Loan Category:
Commercial	—	—	—	—
Agricultural	—	—	—	—
Real Estate	—	20	581	20
Leases	33	136	106	170
Consumer	2	3	6	6

Total	35	159	693	196

Recoveries by Loan Category:
Commercial	11	3	20	10
Agricultural	—	1	1	154
Real Estate	—	—	—	—
Leases	48	31	92	50
Consumer	1	1	1	1

Total	60	36	114	215

Net Charge-offs (Recoveries)	(25)	123	579	(19)
Provision Charged to Expense	—	150	10	300

Balance, June 30	$5,963	$5,817	$5,963	$5,817

  Investments

        The Company's investment portfolio was $139,580,000 at June 30, 2003, compared to $100,239,000 at December 31, 2002, and $96,451,000 at June 30, 2002. The increase of $43,129,000, or 44.7%, from June 30, 2002 to June 30, 2003, is primarily due to the Company investing its excess funds in qualified Available-for-Sale Securities rather than federal funds sold.

        As of June 30, 2003, the Company's "available-for-sale" category adjustment reflected a net unrealized gain of $791,000, net of taxes. The approximate market value of the Company's investment portfolio at June 30, 2003 was $139,640,000. As of June 30, 2002, the Company's "available-for-sale" category adjustment reflected a net unrealized gain of $892,000, net of taxes, and the approximate market value of the Company's investment portfolio was $96,536,000. The $101,000 change in the unrealized gain/loss between the two periods is primarily the result of the interest rate environment and changes in the portfolio's composition.

RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2003
Compared with
Three and Six Months Ended June 30, 2002

        The Company recognized net income of $1,924,000 for the six-month period ended June 30, 2003, resulting in diluted earnings per share of $0.87. Net income for the three months ended June 30, 2003 was $818,000, resulting in diluted earnings per share of $0.37. Net Income and diluted earnings per share for the three and six-month periods ended June 30, 2003 were higher than the same periods in 2002. Net income for the three and six-month periods ended June 30, 2002 were $812,000 and $1,558,000, respectively. The diluted earnings per share for the same three and six-month periods were $0.36 and $0.70, respectively (all earnings per share calculations have been adjusted for the three and six months ended June 30, 2002, to reflect the Company's 5% stock dividend distributed on September 20, 2002). The return on average equity and the return on average assets for the three-month period ended June 30, 2003 were 11.50% and 0.90%, respectively, as compared to 11.51% and 1.02%, respectively, for the same period in 2002. The return on average equity and the return on average assets for the six-month period ended June 30, 2003 were 13.49% and 1.06%, respectively, as compared to 11.15% and 0.99%, respectively, for the same period in 2002.

        Net interest income for the three and six months ended June 30, 2003 were $3,643,000 and $7,587,000, respectively, compared to $3,951,000 and $7,610,000, respectively, for the same three and six-month periods in 2002. The change in net interest income for three and six months ended June 30, 2003 reflects the combined effect of a variety of factors, including the average loan balance and interest rates, affecting interest income and interest expense as shown and described below.

Average Daily Balance Sheets
(Dollars in thousands, except percentages)

	Three Months Ended,
	June 30, 2003			June 30, 2002
	Average Balance	Yield/ Rate	Interest Amount	Average Balance	Yield/ Rate	Interest Amount
Assets
Earning-Assets:
Short-Term Investments:
Federal Funds Sold	$9,614	1.21%	$29	$1,588	1.77%	$7

Investment Securities:
Taxable	117,838	3.90%	1,145	95,303	5.59%	1,329
Non-Taxable	2,440	4.44%	27	1,540	4.17%	16

Total	120,278	3.91%	1,172	96,843	5.57%	1,345
Loans and Leases	204,835	7.46%	3,809	195,348	7.74%	3,772

Total Earning Assets	334,727	6.00%	5,010	293,779	7.00%	5,124
Allowance for Possible Loan Losses	(5,959)			(5,785)
Non Earning Assets:
Cash and due from banks	13,839			13,343
Premises and Equipment	6,661			6,777
Other	15,713			10,741

Total Non-Earning Assets	36,213			30,860

Total Assets	$364,981			$318,855

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Demand, Savings and Money Market	$126,454	0.73%	$230	$120,951	1.04%	$314
Time Certificates	109,301	3.12%	849	89,142	3.08%	684
Other Interest-Bearing Liabilities	27,152	4.25%	288	19,434	3.61%	175

Total Interest-Bearing Liabilities	262,907	2.09%	1,367	229,527	2.05%	1,173

Noninterest-Bearing
Liabilities:
Demand	68,270			57,411
Other Liabilities	5,358			3,660

Total Noninterest-Bearing Liabilities	73,628			61,071

Shareholders' Equity	28,446			28,221

Total Liabilities and Shareholders' Equity	364,981			318,819

Net Interest Income			$3,643			$3,951

Net Interest Margin		4.35%			5.38%

Average Daily Balance Sheets
(Dollars in thousands, except percentages)

	Six Months Ended,
	June 30, 2003			June 30, 2002
	Average Balance	Yield/ Rate	Interest Amount	Average Balance	Yield/ Rate	Interest Amount
Assets
Earning—Assets:
Short-Term Investments:
Federal Funds Sold	$17,013	1.19%	$100	$5,238	1.62%	$42

Investment Securities:
Taxable	109,838	4.34%	2,365	90,466	5.62%	2,523
Non-Taxable	1,999	4.44%	44	1,731	4.19%	36

Total	111,837	4.34%	2,409	92,197	5.60%	2,559
Loans and Leases(2)	206,214	7.67%	7,841	191,297	7.74%	7,347

Total Earning Assets	335,064	6.23%	10,350	288,732	6.95%	9,948
Allowance for Possible
Loan Losses	(6,254)			(5,682)
Non Earning Assets:
Cash and due from banks	14,737			13,857
Premises and Equipment	6,681			6,831
Other	13,577			10,896

Total Non-Earning Assets	34,995			31,584

Total Assets	$363,805			$314,634

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Demand, Savings and Money Market	$125,986	0.73%	$456	$120,460	1.04%	$622
Time Certificates	109,595	3.19%	1,732	90,145	3.26%	1,456
Other Interest-Bearing Liabilities	26,364	4.40%	575	13,909	3.77%	260

Total Interest-Bearing Liabilities	261,945	2.13%	2,763	224,514	2.10%	2,338

Noninterest-Bearing
Liabilities:
Demand	68,221			58,465
Other Liabilities	5,104			3,718

Total Noninterest-Bearing Liabilities	73,325			62,183

Shareholders' Equity	28,535			27,937

Total Liabilities and Shareholders' Equity	363,805			314,634

Net Interest Income			$7,587			$7,610

Net Interest Margin		4.52%			5.27%

        The Company's net interest margin was 4.35% for the three months ended June 30, 2003 a decrease from 5.38% at June 30, 2002. For the six months ended June 30, 2003, the net interest margin was 4.52% compared to 5.27% for the comparable period in 2002. The Company has been impacted by the repricing characteristics of certain assets in this decreasing interest rate environment. Additionally, the Company was impacted due to the composition of its earning assets. Securities increased by a larger percentage than loans year-over-year, but were more heavily impacted by the decreasing rate environment, with the yield on securities decreasing from 5.60% to 4.34%.

        The Company's primary source of income is interest and fees on loans and leases. The three and six-month average outstanding loans and leases at June 30, 2003 were up $9,487,000, or 4.9%, and $14,917,000, or 7.8%, respectively, over the comparable three and six-month periods in 2002. The increase in average outstanding loans and leases is reflective of the Bank's marketing efforts and the Bank's expansion into Placer County. Although the Bank experienced a decrease in yield, interest and fees increased from the same period last year due to the significant increase in average loans and leases. The decreasing yield was primarily the result of a declining interest rate environment and the increase in competitive pressure to acquire and retain quality customers. The decline in average yields is also in part the result of obtaining business under a stringent credit underwriting process.

        The three and six month average interest-bearing deposits at June 30, 2003 were $235,755,000 and $235,581,000, respectively, compared to $210,093,000 and $210,605,000, respectively, for the same periods in 2002. Considering the increase in average interest-bearing deposits, the increase in interest expense on deposits was lessened by the decrease in rates paid, resulting from the declining interest rate environment. The average rate paid on interest-bearing deposits fell from 1.90% for the three months ended June 30, 2002 to 1.83% for the three months ended June 30, 2003. For the six months ended June 30, 2003, the average rate paid on interest-bearing deposits was 1.86%, compared to 1.97% for the same period in 2002.

        The Company experienced an increase in total interest expense of 16.5%, or $194,000, for the three-month period ended June 30, 2003, in comparison to the same three-month period for 2002. For the six-month period ended June 30, 2003, the Company experienced an increase in total interest expense of $425,000, or 18.2%, compared to the same period in 2002. The primary component of the increase in total interest expense was the result of the issuance of trust preferred securities during the fourth quarter of 2002. The Bank continues to monitor its cost of funds.

  Noninterest Income

        The Company experienced an increase in total noninterest income of $197,000, or 16.2%, for the six-month period ended June 30, 2003 versus the same period in 2002. For the three-month period ended June 30, 2003, the Company experienced a decline in noninterest income of $23,000, or 3.7%, compared to the same period in 2002. The six-month period increase over the same period in the prior year is primarily due to a nonrecurring gain on the sale of Other Real Estate of $108,000. Total noninterest income consists principally of service charges on deposit accounts, loan servicing fees, brokered loan fees, and other noninterest income.

        Service charge income on deposit accounts showed an increase of $16,000, or 4.0%, for the three-month period ended June 30, 2003 and an increase of $6,000, or 0.9%, for the six-month period ended June 30, 2003, compared to the same periods in 2002. Income derived from service charges on deposit accounts was $414,000 and $704,000, respectively, for the three and six-month periods ended June 30, 2003, compared to $398,000 and $698,000, respectively, for the comparable periods in 2002.

        Loan service fee income for the three-month period ended June 30, 2003 increased $2,000, or 8.7%, but decreased $25,000, or 15.8%, for the six-month period ended June 30, 2003 in comparison to the same periods in 2002. The decrease is attributable to normal principal amortization on serviced loans, loan payoffs, and fewer originations of "servicing retained" brokered and sold loans.

        Income from brokered loan fees for the three months ended June 30, 2003 increased $30,000, or 88.2%, and increased $67,000, or 109.8%, for the six months ended June 30, 2003 in comparison to the same periods in 2002. The increases are predominantly due to the steady demand in the refinance market.

  Noninterest Expense

        During the three and six-month periods ended June 30, 2003, the Company experienced decreases of $146,000, or 4.7%, and $60,000, or 1.0%, in total noninterest expense from the three and six-month periods ended June 30, 2002. Total noninterest expense stood at $2,992,000 and $6,012,000, respectively, for the three and six-month periods ended June 30, 2003 compared to $3,138,000 and $6,072,000, respectively, for the same periods ended June 30, 2002. Noninterest expenses consist of salaries and employee benefits, occupancy, furniture and equipment expense, legal and professional fees, telephone expense, and other general and administrative operating expenses.

        Salaries and employee benefits decreased $101,000, or 5.7%, and $59,000, or 1.7%, respectively, for the three and six-month periods ended June 30, 2003, over the same periods in 2002. Salaries and employee benefits for the three and six-month periods ended June 30, 2003 were $1,673,000 and $3,393,000, respectively, compared to $1,774,000 and $3,452,000, respectively, for the same periods in 2002.

        Collectively, occupancy and furniture and equipment expenses increased $13,000, or 2.5%, and $17,000, or 1.6%, respectively, for the three and six-month periods ended June 30, 2003, over the same periods in 2002. These two categories stood jointly at $542,000 and $1,061,000, respectively, for the three and six-month periods ended June 30, 2003, compared to $529,000 and $1,044,000, respectively, for the same periods ended June 30, 2002.

        Other noninterest expense decreased from $835,000 and $1,576,000, respectively, for the three and six months ended in June 30, 2002 to $777,000 and $1,558,000, respectively, for the three and six months ended in June 30, 2003. The components of other noninterest expense are illustrated in the table below.

Other Operating and Administrative Expenses
(Dollars in thousands)

	Three-months ended June 30, 2003	Three-months ended June 30, 2002	Six-months ended June 30, 2003	Six-months ended June 30, 2002
Legal & Professional Fees	$134	$176	$251	$295
Telephone Expense	63	68	122	133
Stationery & Supplies	57	52	123	102
Courier Expense	53	42	101	84
Director Fees	59	63	112	126
Stockholders Expense	54	35	100	65
Insurance	57	83	107	134
Other	300	316	642	637

Total	$777	$835	$1,558	$1,576

        Legal and professional fees consisted primarily of outside legal counsel, independent accountants, and consultants. The overall decrease in total noninterest expense, as well as other noninterest expense, is primarily due to management's focus on efficiency and cost management.

  Provision for Income Taxes

        Applicable income taxes for the three and six-months ended June 30, 2003, were $430,000 and $1,057,000, respectively. This compares to $471,000 and $899,000 for the three and six-month periods ended June 30, 2002, respectively. The Company's effective tax rate was 34.5% and 35.5% for the three and six-month periods ended June 30, 2003, respectively, compared to 36.7% and 36.6%, for the three and six months ended June 30, 2002, respectively.

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

        In order to fund its liquidity needs, the Bank maintains formal and informal borrowing arrangements with the Federal Reserve Bank to meet unforeseen deposit outflows or seasonal loan funding demands. The Bank has also entered an agreement to borrow funds from the FHLB secured by U.S. Government and Agency obligations in the Bank's investment portfolio. As of June 30, 2003, the Bank had $22,370,000 outstanding on these lines. There were FHLB borrowings outstanding of $15,000,000 at December 31, 2002, as well as June 30, 2002. Also, during the fourth quarter of 2002, CIB Capital Trust issued 10,000 of its Floating Rate Trust Preferred Securities with a liquidation amount of $1,000 per security for gross proceeds of $10,000,000.

        The Bank monitors its credit facility availability and unencumbered qualifying collateral in conjunction with its asset and liability management process. Policy limits are established and monitored for maximum borrowings and minimum contingency liquidity levels.

        Management believes the Company maintains adequate amounts of liquidity to meet its needs.

CAPITAL RESOURCES

        CIB and the Bank are subject to respective Federal Reserve Board ("FRB") and Federal Deposit Insurance Corporation ("FDIC") regulations governing capital adequacy. These regulations are intended to reflect the degree of risk associated with both on and off balance sheet items. Financial institutions are expected to comply with a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%. At least half of the qualifying total capital must be in Tier 1 Capital, as defined by the regulations. Federal regulatory agencies have also adopted a minimum leverage ratio of 4.0%, which is intended to supplement the risk-based capital requirements and to ensure that all financial institutions continue to maintain a minimum level of core capital. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier I capital is limited to twenty-five percent of the Company's Tier I capital on a pro forma basis. At June 30, 2003, $9,005,000 of the Trust Preferred Securities qualified as Tier I capital, and the remaining $995,000 as Tier II capital.

        Total shareholders' equity on June 30, 2003 decreased by $1,042,000, or 3.6%, to $28,014,000 from December 31, 2002 total shareholders' equity of $29,056,000. The decrease is attributed to a decrease in other comprehensive income, net of tax, of $156,000 associated with the market value adjustment on the Company's Available-for-Sale securities, cash dividends paid in the amount of $535,000 and the repurchase of common stock of $2,361,000. These decreases to shareholders' equity were offset by net income of $1,924,000 during the first six months of 2003, and exercised options of $86,000. As can be seen by the following table, the Company and Bank exceeded all minimum regulatory capital ratio guidelines at June 30, 2003.

	June 30, 2003
	Amount	Ratio
Tier I Leverage Ratio:
California Independent Bancorp and Subsidiaries	$36,020	9.87%
Minimum regulatory requirement	$14,603	4.0%
Feather River State Bank	$31,618	8.67%
Minimum requirement for "Well Capitalized" institution	$18,228	5.0%
Minimum regulatory requirement	$14,583	4.0%
Tier I Risked Based Capital:
California Independent Bancorp and Subsidiaries	$36,020	13.26%
Minimum regulatory requirement	$10,868	4.0%
Feather River State Bank	$31,618	11.65%
Minimum requirement for "Well Capitalized" institution	$16,282	6.0%
Minimum regulatory requirement	$10,855	4.0%
Total Risk-Based Capital:
California Independent Bancorp and Subsidiaries	$40,443	14.89%
Minimum regulatory requirement	$21,735	8.0%
Feather River State Bank	$35,042	12.91%
Minimum requirement for "Well Capitalized" institution	$27,137	10.0%
Minimum regulatory requirement	$21,710	8.0%

        On November 13, 2001, CIB's Board of Directors approved a plan to repurchase, as conditions warrant, up to 5% of CIB's common stock on the open market. The duration of the plan is open-ended and the timing of the purchases is dependent on market conditions. In addition, CIB has purchased shares in privately negotiated transactions. During the first six months of 2003, CIB repurchased in open market and private transactions 83,384 of its own common stock at a weighted average purchase price of $28.31 per share.

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

        Asset and liability management encompasses an analysis of market risk, the control of interest rate risk (interest sensitivity management), and the ongoing maintenance and planning of liquidity and capital. The composition of the Company's Balance Sheet is planned and monitored by the Asset and Liability Committee ("ALCO"), a committee comprised of the Bank's executive management. The primary tool used by the ALCO to measure and manage interest rate exposure is a simulation model. Use of the model to perform simulations reflecting changes in interest rates over one and two-year time horizons have enabled Management to develop and initiate strategies for managing exposure to interest rate risks. The ALCO believes that, both individually and in the aggregate, its modeling assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not an absolutely precise calculation of exposure.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        During the normal course of business, CIB and the Bank are involved in certain litigation arising in the ordinary course of business. Based on current information, CIB does not believe that the current litigation involving the Bank or CIB will have an adverse effect on the either CIB or the Bank.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

        No changes.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        California Independent Bancorp's Annual Meeting of Shareholders was held on May 20, 2003, in Yuba City, California. The following resolutions were voted upon and approved by the shareholders:

        The election of the following nine (9) nominees to serve as directors until the next Annual Meeting and until their successors are elected and have been qualified:

	For	Against	Abstain
John L. Dowdell	1,392,722	—	145,492
Harold M. Eastridge	1,429,441	—	108,773
William H. Gilbert	1,441,049	—	97,165
John I. Jelavich	1,492,704	—	45,510
Donald H. Livingstone	1,392,677	—	145,537
Alfred G. Montna	1,489,834	—	48,380
David A. Offutt	1,478,578	—	59,636
William K. Retzer	1,431,967	—	106,247
Michael C. Wheeler	1,442,070	—	96,144

        To ratify the appointment of Perry-Smith LLP as the Company's independent public accountants:

Vote	For	1,503,499
	Against	26,808
	Abstained	7,907

ITEM 5.    OTHER INFORMATION.

        On August 11, 2003, the Company entered into a definitive Agreement and Plan of Merger with Humboldt Bancorp. Under the terms of the merger agreement, the Company will merge into Humboldt Bancorp and Feather River State Bank will merge in Humboldt Bank although it will operate as a division of Humboldt Bank retaining its local identity.

        Based on the closing value for a share of Humboldt Bancorp as of the date of the merger agreement, the transaction is valued at approximately $80 million, or $35.50 per share of the Company. Company shareholders may elect to exchange each share held for cash or stock, although elections may be subject to proration if the results of all shareholders' elections differ from Humboldt's targeted stock-cash split of 60%-40%. The aggregate cash consideration will be approximately $32 million, or 40% of the total consideration, and a total of approximately 3.28 million shares of Humboldt common stock will be issued, representing 60% of the total consideration.

        The consideration Company shareholders will be entitled to receive in exchange for their shares will depend on the average price of Humboldt common stock during a defined 20-trading day period prior to closing. If the average closing price of Humboldt common stock during the defined period is greater than $14.12 and less than $15.30 per share, a Company shareholder will be entitled to receive, in exchange for a share of common stock of the Company, $35.50 in cash or a number of shares of Humboldt common stock with a value of $35.50 based on the Humboldt average closing price during the defined period. If the average closing price of Humboldt common stock during the defined period is $14.12 or lower, then a Company shareholder will be entitled to receive, in exchange for a share of Company common stock, cash in an amount, or a number of shares of Humboldt common stock with a value, based on Humboldt's average closing price, equal to the sum of $14.20 and the value of 1.5085 shares of Humboldt common stock based on Humboldt's average closing price, which sum will be less than $35.50. However, if the average price of Humboldt common stock declines disproportionately on an absolute basis and compared to the NASDAQ Bank Index, Humboldt may adjust the consideration a Company shareholder would be entitled to receive and, if it does not, the Company may elect to terminate the merger agreement. If the average closing price of Humboldt common stock during the defined period is $15.30 or higher, a Company shareholder will be entitled to receive, in exchange for a share of common stock of the Company, cash in an amount, or a number of shares of Humboldt common stock with a value, based on Humboldt's average closing price, equal to the sum of $14.20 and the value of 1.3922 shares of Humboldt common stock based on Humboldt's average closing price, which sum will be more than $35.50. Accordingly, the final percentage of the aggregate stock consideration may vary slightly above or below 60% of the total.

        The companies anticipate that the transaction will qualify as a tax-free reorganization, and in general, expect that Company shareholders will not recognize income to the extent they exchange all of their shares of common stock of the Company for Humboldt stock and do not receive cash in lieu of any fractional shares, although shareholders should consult their own tax advisors for the consequences of the merger to them.

        Subject to receipt of regulatory and shareholder approval, CIB expects this transaction will be completed during the first quarter of 2004.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8K.

  (a)
  Exhibits.

Exhibit No.
31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification by the Principal Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act
  (b)
  Reports on Form 8K.

    On April 17, 2003, the Company filed a Current Report on Form 8-K, regarding first quarter results for 2003 and 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA INDEPENDENT BANCORP
Date: August 8, 2003	/s/ JOHN I. JELAVICH John I. Jelavich President and Chief Executive Officer (Principal Executive Officer)
Date: August 8, 2003	/s/ KEVIN R. WATSON Kevin R. Watson Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
PART I—Financial Information
  ITEM 1. FINANCIAL STATEMENTS
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of June 30, 2003, December 31, 2002, and June 30, 2002 (Dollars in thousands except share data) (UNAUDITED)
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands except share data) (UNAUDITED)
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands except share data) (UNAUDITED)
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six-month Periods Ended June 30, 2003 and June 30, 2002 (Dollars in thousands) (UNAUDITED)
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS
RESULTS OF OPERATIONS Three and Six Months Ended June 30, 2003 Compared with Three and Six Months Ended June 30, 2002
LIQUIDITY
CAPITAL RESOURCES
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE SENSITIVITY
MARKET RISK
  ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.
SIGNATURES