Form 10-Q
period 2003-09-30
CALIFORNIA INDEPENDENT BANCORP
filed 2003-11-12
CIK 948976

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
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

Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2003
Common stock, no par value	2,074,957 shares

        This report contains 28 pages. The Exhibit Index is on pages 27.

PART I—FINANCIAL INFORMATION

ITEM 1
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:
CONSOLIDATED BALANCE SHEETS	3
CONSOLIDATED STATEMENTS OF INCOME FOR THREE MONTHS	4
CONSOLIDATED STATEMENTS OF INCOME FOR NINE MONTHS	5
CONSOLIDATED STATEMENTS OF CASH FLOWS	6
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	7-11
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12-25
ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25-26
ITEM 4
CONTROLS AND PROCEDURES	26

PART II—OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS	27
ITEM 2
CHANGES IN SECURITIES AND USE OF PROCEEDS	27
ITEM 3
DEFAULTS UPON SENIOR SECURITIES	27
ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	27
ITEM 5
OTHER INFORMATION	27
ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K	27
SIGNATURES	28

PART I—Financial Information

ITEM 1.    FINANCIAL STATEMENTS

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2003, December 31, 2002, and September 30, 2002
(Dollars in thousands except share data)
(UNAUDITED)

	September 30, 2003	December 31, 2002	September 30, 2002
Assets
Cash and Due From Banks	$16,780	$21,801	$13,850
Federal Funds Sold	17,515	18,245	—

Cash and Cash Equivalents	34,295	40,046	13,850
Investment Securities Held-to-Maturity	2,440	2,265	2,335
Investment Securities Available-for-Sale	116,880	97,974	88,697

Total Investments	$119,320	$100,239	$91,032
Loans and Leases	204,391	214,428	222,214
Less: Allowance for Loan and Lease Losses	(5,975)	(6,532)	(5,913)

Net Loans and Leases	$198,416	$207,896	$216,301
Premises and Equipment, Net	6,381	6,731	6,717
Other Real Estate	2,875	—	455
Cash Surrender Value of Insurance Policies	6,421	6,239	5,292
Other Assets	8,193	5,932	5,058

Total Assets	$375,901	$367,083	$338,705

Liabilities and Shareholders' Equity
Deposits:
Noninterest-Bearing	$75,164	$75,381	$58,491
Interest-Bearing	241,411	231,345	223,539

Total Deposits	$316,575	$306,726	$282,030
Federal Home Loan Bank Borrowings	15,000	15,000	15,000
Other Borrowings	80	80	6,880
Mandatorily Redeemable Cumulative Trust Preferred Securities of Subsidiary Grantor Trust	10,000	10,000	—
Other Liabilities	6,589	6,221	5,124

Total Liabilities	$348,244	$338,027	$309,034

Commitments and Contingencies
Shareholders' Equity:
Common Stock, No Par Value—Shares Authorized—20,000,000, Shares Issued and Outstanding—2,074,957 at September 30, 2003, 2,152,751 at December 31, 2002, and 2,227,756 at September 30, 2002	$20,348	$22,600	$24,484
Retained Earnings	7,489	5,589	4,220
Debt Guarantee of ESOP	(80)	(80)	(120)
Accumulated Other Comprehensive (Loss) Income	(100)	947	1,087

Total Shareholders' Equity	$27,657	$29,056	$29,671

Total Liabilities and Shareholders' Equity	$375,901	$367,083	$338,705

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except share data)
(UNAUDITED)

	Three months ended September 30, 2003	Three months ended September 30, 2002
Interest Income
Interest and Fees on Loans and Leases	$3,695	$3,989
Interest on Investments—
Taxable Interest Income	1,146	1,286
Nontaxable Interest Income	27	16
Interest on Federal Funds Sold	8	10

Total Interest Income	4,876	5,301

Interest Expense
Interest on Deposits	1,012	1,212
Interest on Mandatorily Redeemable Cumulative Trust Preferred Securities of Subsidiary Grantor Trust	119	—
Interest on Borrowed Funds	178	178

Total Interest Expense	1,309	1,390

Net Interest Income	3,567	3,911
Provision for Loan and Lease Losses	—	150

Net Interest Income After Provision for Loan and Lease Losses	3,567	3,761

Noninterest Income
Service Charges on Deposit Accounts	374	406
Brokered Loan Fees	81	39
Loan Servicing Fees	101	115
Gain on Sale of Other Real Estate	243	—
Other	120	184

Total Noninterest Income	919	744

Noninterest Expense
Salaries and Employee Benefits	1,672	1,639
Occupancy Expense	236	234
Furniture and Equipment Expense	330	309
Merger and Acquisition Related Expenses	378	—
Other	715	749

Total Noninterest Expense	3,331	2,931

Income Before Provision for Income Taxes	1,155	1,574
Provision for Income Taxes	385	593

Net Income	$770	$981

Per Share Amounts
Basic Earnings Per Share	$0.37	$0.44

Diluted Earnings Per Share	$0.35	$0.44

Basic Weighted Average Shares Outstanding	2,074,269	2,225,069

Diluted Weighted Average Shares Outstanding	2,178,510	2,239,169

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except share data)
(UNAUDITED)

	Nine months ended September 30, 2003	Nine months ended September 30, 2002
Interest Income
Interest and Fees on Loans and Leases	$11,536	$11,336
Interest on Investments—
Taxable Interest Income	3,511	3,809
Nontaxable Interest Income	71	52
Interest on Federal Funds Sold	108	52

Total Interest Income	15,226	15,249

Interest Expense
Interest on Deposits	3,200	3,290
Interest on Mandatorily Redeemable Cumulative Trust Preferred
Securities of Subsidiary Grantor Trust	364	—
Interest on Borrowed Funds	508	438

Total Interest Expense	4,072	3,728

Net Interest Income	11,154	11,521
Provision for Loan and Lease Losses	10	450

Net Interest Income After Provision for Loan and Lease Losses	11,144	11,071

Noninterest Income
Service Charges on Deposit Accounts	1,078	1,104
Brokered Loan Fees	209	100
Loan Servicing Fees	234	273
Loss on Disposal of Available-for-Sale Security	—	(55)
Gain on Sale of Other Real Estate	351	—
Other	463	541

Total Noninterest Income	2,335	1,963

Noninterest Expense
Salaries and Employee Benefits	5,065	5,091
Occupancy Expense	663	641
Furniture and Equipment Expense	964	946
Merger and Acquisition Related Expenses	378	—
Other	2,273	2,325

Total Noninterest Expense	9,343	9,003

Income Before Provision for Income Taxes	4,136	4,031
Provision for Income Taxes	1,442	1,492

Net Income	$2,694	$2,539

Per Share Amounts
Basic Earnings Per Share	$1.28	$1.14

Diluted Earnings Per Share	$1.23	$1.14

Basic Weighted Average Shares Outstanding	2,110,896	2,223,610

Diluted Weighted Average Shares Outstanding	2,197,898	2,235,551

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine-month Periods Ended September 30, 2003 and September 30, 2002
(Dollars in thousands)
(UNAUDITED)

	September 30, 2003	September 30, 2002
Cash Flows From Operating Activities
Net Income	$2,694	$2,539
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	745	725
Provision for Loan and Lease Losses	10	450
Loss on Disposal of Investment Securities	—	55
Proceeds from Loan and Lease Sales	—	130
Gain on Sale of Other Real Estate, Net	(351)	(32)
Gain on Sale of Loans and Leases, Net	—	(6)
Gain on Sale of Premises and Equipment	—	(10)
(Increase) Decrease in Other Assets	(1,819)	579
(Decrease) Increase in Other Liabilities	(485)	1,865

Net Cash Provided By Operating Activities	794	6,295
Cash Flows From Investing Activities
Net Decrease (Increase) in Loans and Leases	7,688	(30,250)
Purchases of Securities Available-for-Sale	(73,378)	(25,788)
Purchases of Securities Held-to-Maturity	(1,175)	—
Proceeds From Maturity of Securities Held-to-Maturity	1,000	450
Proceeds From Sales, Maturities and Calls of Securities Available-for-Sale	52,566	12,738
Proceeds From Sales of Other Real Estate	351	277
Purchases of Premises and Equipment	(395)	(496)

Net Cash Used for Investing Activities	(13,343)	(43,069)
Cash Flows From Financing Activities
Net Decrease in Noninterest-Bearing Deposits	(217)	(11,477)
Net Increase in Interest-Bearing Deposits	10,066	17,931
Net Increase in Borrowed Funds	—	21,760
Repurchase of Common Stock	(2,361)	(117)
Cash Dividends	(794)	(698)
Stock Options Exercised	104	188
Cash Paid in Lieu of Fractional Shares	—	(10)

Net Cash Provided by Financing Activities	6,798	27,577
Net Decrease in Cash and Cash Equivalents	(5,751)	(9,197)
Cash and Cash Equivalents, Beginning of Year	40,046	23,047

Cash and Cash Equivalents, End of Period	$34,295	$13,850

The accompanying notes are an integral part of these consolidated financial statements.

CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of Management, the unaudited consolidated financial statements contain all adjustments (consisting solely of recurring adjustments) that are necessary to present fairly the financial position of California Independent Bancorp ("CIB") and its subsidiaries (collectively, the "Company") at September 30, 2003, December 31, 2002, and September 30, 2002, the results of its operations for the three and nine-month periods ended September 30, 2003 and September 30, 2002, and cash flows for the nine-month periods ended September 30, 2003 and September 30, 2002.

        Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with SEC rules or regulations. The results of operations for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the operating results for the full year ending December 31, 2003. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

        The contract amount of commitments not reflected on the balance sheet at September 30, 2003 and September 30, 2002 were as follows:

(Dollars in thousands)	September 30, 2003	September 30, 2002
Loan Commitments	$55,806	$48,437
Standby Letters of Credit	840	520

Note 4—Cash and Stock Dividends

        In February, May, August, and November of 2002, CIB paid an eleven-cent ($0.11) per share cash dividend and in February, May, and August of 2003, CIB paid a twelve and one-half cent ($0.125) per share cash dividend.

Note 5—Stock-Based Compensation

        At September 30, 2003, the Company had three stock-based compensation plans: the Feather River State Bank 1989 Amended and Restated Stock Option Plan, the California Independent Bancorp 1996 Stock Option Plan, and the California Independent Bancorp 2000 Stock Option Plan (the "Plans"). The Company accounts for the Plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-

based compensation cost is reflected in net income, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        For purposes of pro forma disclosures, the estimated fair value of stock-based compensation is recognized to expense primarily over the vesting period. The following tables illustrate the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

	For the three-months ended,
(Dollars in thousands, except share data)	September 30, 2003	September 30, 2002
Net Income, As Reported	$770	$981
Deduct Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Based Method for all Awards, Net of Related Tax Effects	(42)	(178)

Pro Forma Net Income	$728	$803

Basic Earnings Per Share:
As Reported	$0.37	$0.44
Pro Forma	$0.35	$0.36
Diluted Earnings Per Share:
As Reported	$0.35	$0.44
Pro Forma	$0.34	$0.36
	For the nine-months ended,
(Dollars in thousands, except share data)	September 30, 2003	September 30, 2002
Net Income, As Reported	$2,694	$2,539
Deduct Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Based Method for all Awards, Net of Related Tax Effects	(124)	(303)

Pro Forma Net Income	$2,570	$2,236

Basic Earnings Per Share:
As Reported	$1.28	$1.14
Pro Forma	$1.22	$1.01
Diluted Earnings Per Share:
As Reported	$1.23	$1.14
Pro Forma	$1.17	$1.00

        The fair value of each option granted during the periods indicated was estimated on the date of grant using an option-pricing model with the following assumptions:

Three-months ended, September 30, 2002
Weighted Average Fair Value of Options Granted	$5.66
Dividend Yield	2.33%
Expected Volatility	30.78%
Risk-Free Interest Rate	3.50%
Expected Option Life	7.50 Years
	For the nine months ended,
	September 30, 2003	September 30, 2002
Weighted Average Fair Value of Options Granted	$9.29	$3.64
Dividend Yield	1.70%	2.33%
Expected Volatility	32.65%	30.78%
Risk-Free Interest Rate	3.54%	3.53%
Expected Option Life	7.50 Years	7.50 Years

        There were no option grants made for the three-month period ended September 30, 2003.

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

Note 7—Comprehensive Income

        For the Company, total comprehensive income or loss includes net income and unrealized changes in the fair value, net of applicable taxes, of its Available-for-Sale investment securities. Total comprehensive income (loss) for the three and nine months ended September 30, 2003 and September 30, 2002 was ($121,000) and $1,647,000, respectively, and $1,176,000 and $3,096,000, respectively, as shown in the following table.

	For the Three months ended September 30,		For the Nine months ended September 30,
(Dollars in thousands)
	2003	2002	2003	2002
Net Income	$770	$981	$2,694	$2,539
Other Comprehensive (Loss) Income:
Change in Unrealized Gain on Available-for-Sale Investment Securities, net of taxes	(891)	195	(1,047)	526
Reclassification Adjustment for Loss on Sale of Securities, net of taxes	—	—	—	31

Total Comprehensive (Loss) Income	$(121)	$1,176	$1,647	$3,096

Note 8—Financial Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability for the fair value of an obligation for guarantees issued or modified after December 31, 2002 be recorded in the financial statements of the guarantor. Guarantees existing before the implementation of FIN 45 are required to be disclosed in financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, and do not represent significant commitments or contingent liabilities of the indebtedness of others.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities, as defined. FIN 46 is currently applicable to variable interest entities created after January 31, 2003. In October 2003, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. This deferral is to allow time for certain implementation issues to be addressed through the issuance of a potential modification to the interpretation. The deferral revised the effective date for consolidation of these entities to the period ended December 31, 2003 for calendar year end companies. Based on the current rules, the Company does not believe that the implementation of the interpretation will have a material impact on the Company's financial position or results of operations.

        In December 2002, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS No. 148"). This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. Because the Company accounts for the compensation cost associated with its stock option plans under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional disclosure requirements of the statement are included in these financial statements. Management does not believe that the adoption of this Statement had a material impact on the Company's consolidated financial position or results of operations.

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

Note 10—Merger

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        California Independent Bancorp ("CIB") is a California corporation located in Yuba City, California and the holding company for Feather River State Bank ("the Bank"). The Bank was incorporated as a California state banking corporation on December 1, 1976, and commenced operations on April 6, 1977. CIB was incorporated on October 28, 1994, and became the holding company for the Bank on May 2, 1995. The Bank engages in a broad range of financial services activities, and its primary market is located in the Sacramento Valley, with a total of nine branches. The main source of income for the Bank is from lending activities, including commercial, agricultural, real estate, consumer, and installment loans and leases. CIB formed a nonbank subsidiary, CIB Capital Trust, on October 2, 2002, for the sole purpose of issuing trust preferred securities.

        CIB has entered into an agreement with Humboldt Bancorp pursuant to which CIB will merge with and into Humboldt Bancorp. Further details may be found in the Form S-4 filed with the SEC by Humboldt Bancorp on October 20, 2003. The Special Meeting of CIB shareholders, at which the principal terms of the transaction will be submitted for approval, will take place on December 15, 2003.

        Certain statements in the quarterly report on Form 10-Q and in Management's Discussion and Analysis of Financial Condition and Results of Operations (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; reduction in net interest margins due to changes in the interest rate environment; general economic conditions, either nationally or regionally that may result in, among other things, a deterioration in credit quality and an increase in the provision for possible loan and lease losses; the loss of key personnel; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; lending concentration in real estate; volatility in agricultural lending; and asset/liability matching risks and liquidity risks.

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

OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS

        Total assets at September 30, 2003 were $375,901,000, an increase of 2.4% over $367,083,000 at December 31, 2002 and an increase of 11.0% over $338,705,000 at September 30, 2002.

        Gross loans and leases were $204,391,000 at September 30, 2003, a decrease of 4.7% from $214,428,000 at December 31, 2002, and a decrease of 8.0% from $222,214,000 at September 30, 2002. The decrease in loans over the past twelve-month period is due to refinancing of loans, resulting from the unprecedented low interest rate environment, intense competitive pressure in the loan market, and the Bank's continued emphasis on credit quality, high underwriting standards, and conservative pricing.

        The Company's investment portfolio at September 30, 2003 was $119,320,000, compared to $100,239,000 at December 31, 2002, and $91,032,000 at September 30, 2002. Increases in the Company's investment portfolio during the first nine months of 2003 were due to the Company investing in qualified Available-for-Sale Securities with excess funds. Cash and cash equivalents, which consisted of cash and due from banks and federal funds sold, were $34,295,000 at September 30, 2003, $40,046,000 at December 31, 2002, and $13,850,000 at September 30, 2002. The increased balance of cash and cash equivalents at September 30, 2003 and December 31, 2002 was primarily due to the growth in total deposits and the issuance of trust preferred securities in the fourth quarter of 2002.

        Total deposits of the Company were $316,575,000, $306,726,000, and $282,030,000 at September 30, 2003, December 31, 2002, and September 30, 2002, respectively. The increase at September 30, 2003 from December 31, 2002 and September 30, 2002 is primarily due to the Bank's focus on customer service, growth of newer branches, relationship banking, as well as new customer-centered product development.

        The ratio of gross loans to deposits was 64.6%, 69.9%, and 78.8% at September 30, 2003, December 31, 2002, and September 30, 2002, respectively.

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

        Due to the loan and lease portfolio's composition, the Company sustains moderate variations in outstanding loan totals. More specifically, certain seasonal variations are expected to occur in the agricultural and construction loan portfolios. The table below sets forth the composition of the Company's loan and lease portfolio as of September 30, 2003, December 31, 2002, and September 30, 2002.

COMPOSITION OF LOAN AND LEASE PORTFOLIO
(Dollars in thousands)

Loan Category	September 30, 2003	December 31, 2002	September 30, 2002
Commercial	$19,296	$25,375	$24,576
Agricultural	19,000	17,536	20,247
Real Estate—Construction	36,628	35,287	35,288
Real Estate—Mortgage	123,339	125,094	129,509
Leases	3,308	5,891	6,992
Consumer	3,699	4,391	4,540
Other	—	1,905	2,107

	$205,270	$215,479	$223,259
Deferred Loan Fees, Net	(879)	(1,051)	(1,045)
Allowance for Loan and Lease Losses	(5,975)	(6,532)	(5,913)

Total	$198,416	$207,896	$216,301

        The principal changes in the loan and lease portfolio between September 30, 2003, December 31, 2002, and September 30, 2002 are discussed below:

        The Bank makes commercial and small business loans (including lines of credit) that are secured by the assets of the business. Commercial loans decreased $6,079,000, or 24.0%, from December 31, 2002, and decreased $5,280,000, or 21.5%, from September 30, 2002. The decrease in the first nine months of 2003, as well as the decrease over the year is due to increased refinancing of existing loans outside the Bank, intensified competition and the softening of commercial loan market demand in the Bank's core market areas.

        The Bank provides agricultural production lines of credit and other agricultural loans that are secured by crops, crop proceeds, and other collateral. Agricultural loans increased $1,464,000, or 8.3%, over December 31, 2002 but decreased $1,247,000, or 6.2% from September 30, 2002. The increase since December 31, 2002 is due to the seasonality of agricultural loan demand resulting from the agricultural cycle.

        The Bank makes real estate construction loans, primarily to finance a variety of commercial, office, and retail projects, as well as for the construction of single-family homes. At September 30, 2003, real estate construction loans increased $1,341,000, or 3.8%, over December 31, 2002, and increased $1,340,000, or 3.8%, over September 30, 2002. The increase over December 31, 2002 and September 30, 2002 is due to the Bank's business development efforts in its primary market area.

        Mortgage loans secured by commercial, residential, and agricultural real estate decreased $1,755,000, or 1.4%, from December 31, 2002, and decreased $6,170,000, or 4.8%, from September 30, 2002. At September 30, 2003, the real estate mortgage portfolio was 60.1% of the total loan portfolio. Increased portfolio limits have been approved as a result of enhanced monitoring analysis and limitations set on the sub-classifications within this portfolio segment.

        Lease financing receivables declined $3,684,000, or 52.7%, between September 30, 2002 and September 30, 2003 and $2,583,000, or 43.8%, from December 31, 2002. This decline is the direct result of the Bank's decision in the first quarter of 2000 to discontinue originating and purchasing leases through E.P.I. Leasing Company, Inc. Consequently, the reduction of the Bank's lease portfolio was primarily due to scheduled lease portfolio principal reductions.

        The Company makes consumer loans, including secured and unsecured loans and lines of credit, to finance a variety of consumer needs. Consumer loans decreased $841,000, or 18.5%, between September 30, 2002 and September 30, 2003 and $692,000, or 15.8%, from December 31, 2002. The decrease in this loan category was due to increased competition in the Bank's core market area and special pricing programs for new car financing by automakers and other financial institutions. Further, the Bank's Consumer lending group has focused on home equity and home improvement loans through a promotional product that is recorded in the real estate loan category.

        During the first nine months of 2003, there were no significant changes in the Bank's loan management, lending philosophy, or credit delivery procedures. The Company continues to emphasize high credit quality and superior customer service as two key components of its strategic direction.

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

        Nonperforming loans and leases consist of accruing loans and leases past due 90 days or more and nonaccrual loans and leases. The table below summarizes the composition of nonperforming loans and leases as of September 30, 2003, December 31, 2002, and September 30, 2002, as well as the changes between the periods. There were no loans and leases that were accruing interest that were past due as to principal or interest for 90 days or more at September 30, 2003, December 31, 2002, or September 30, 2002.

Nonperforming Assets
(Dollars in thousands)

	September 30, 2003	% Change From December 31, 2002 to September 30, 2003	December 31, 2002	% Change From September 30, 2002 to September 30, 2003	September 30, 2002
Nonaccrual Loans and Leases
Commercial	$119	n/a	$—	n/a	$99
Agricultural	15	(87.0)%	115	(87.0)%	115
Real Estate—Construction	1,119	(56.3)%	2,560	n/a	—
Real Estate—Mortgage	993	(41.7)%	1,702	(79.3)%	4,791
Leases	—	0.0%	—	0.0%	—
Consumer	10	(33.3)%	15	(41.2)%	17

Total Nonperforming Loans and Leases	$2,256	(48.6)%	$4,392	(55.1)%	$5,022

Other Real Estate	$2,875	n/a	$—	531.9%	$455

Total Nonperforming Assets	$5,131	16.8%	$4,392	(6.3)%	$5,477

        Total nonperforming loans and leases have decreased $2,766,000, or 55.1%, since September 30, 2002 and $2,136,000, or 48.6%, since December 31, 2002. This decrease corresponds with the increase in nonperforming assets due to one large commercial real estate secured loan transitioning to other real estate from nonperforming loans. Management continues its emphasis on reducing classified assets and enhancing quality control in the management of the loan and lease portfolios.

        The composition of the Company's nonaccrual loans and leases remain limited primarily to two borrowers. At September 30, 2003, 88.3% of the Company's total nonaccrual loans and leases were concentrated with these two borrowers. One of the relationships totaling $1,119,000, or 49.6%, is a commercial construction real estate relationship while the other totaling $874,000, or 38.7%, is a commercial real estate relationship. Each of these nonaccrual loan relationships is in the process of collection and in management's opinion is adequately supported by collateral.

        As of December 31, 2002, $4,108,000, or 93.5%, of the Company's total nonaccrual loans and leases were concentrated in three relationships, consisting of a real estate construction loan relationship totaling $2,443,000, or 55.6%, an agricultural loan relationship for $747,000, or 17.0%, and a commercial real estate loan relationship for $918,000, or 20.9%.

        The Company maintains an allowance for loan and lease losses ("ALLL ") to absorb probable losses inherent in the loan and lease portfolio and is based upon management's estimated range of those losses. The ALLL is established through a provision for loan and lease losses and is increased by provisions charged against current earnings and reduced by net charge-offs. Actual losses for these loans can vary significantly from this estimate. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change. The Company's ALLL totaled $5,975,000, or 2.9% of gross loans and leases, as of September 30, 2003. This amount compares to $6,532,000, or 3.0% of gross loans and leases, as of December 31, 2002 and $5,913,000, or 2.7% of gross loans and leases, as of September 30, 2002.

        The adequacy of the ALLL and the level of the related provision for loan and lease losses is determined based on management's judgment after consideration of numerous factors including but not limited to: (i) local and regional economic conditions, (ii) borrowers' financial condition, (iii) loan impairment and the related level of expected charge-offs, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluations of the performing loan portfolio, (viii) ongoing review and evaluation of problem loans identified as having loss potential, (ix) quarterly review by the Board of Directors, and (x) assessments by banking regulators and other third parties. Management and the Board of Directors evaluate the ALLL and determine its desired level considering objective and subjective measures, such as knowledge of the borrowers' businesses, valuation of collateral, the determination of impaired loans or leases and exposure to potential losses.

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

        The adequacy of the ALLL is determined based on three components. First considered is the dollar weighted risk rating of the loan portfolio, including all outstanding loans and leases. Every extension of credit has been assigned a risk rating based upon a comprehensive definition intended to measure the inherent risk of lending money. Each rating has an assigned risk factor expressed as a reserve percentage. Secondly, established specific reserves consistent with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" are assigned to individually impaired and adversely graded loans. These are estimated potential losses associated with specific borrowers based upon estimated cash flows or collateral value and events affecting the risk rating. Thirdly, the Company maintains a reserve for qualitative factors that may affect the portfolio as a whole, such as those factors described above, including a reserve for model imprecision consistent with SFAS No. 5, "Accounting for Contingencies."

        Provisions to the ALLL are made to maintain an ALLL level deemed adequate by Management. No provision to the ALLL was made during the three-month period ended September 30, 2003, while a provision to the ALLL of $150,000 was made for the three-month period ended September 30, 2002. Provisions to the ALLL totaled $10,000 and $450,000 for the nine-month periods ended September 30, 2003 and September 30, 2002, respectively. Total provisions to the ALLL for the year ended

December 31, 2002 equaled $550,000. Loan and lease charge-offs for the three months ended September 30, 2003 totaled $36,000, compared to $172,000 for the three months ended September 30, 2002. Loan and lease charge-offs for the nine months ended September 30, 2003 totaled $728,000, compared to $369,000 for the nine months ended September 30, 2002. Loan and lease recoveries were $48,000 for the three months ended September 30, 2003, compared to $119,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003 and September 30, 2002, loan and lease recoveries were $161,000 and $334,000, respectively. The following table illustrates the activity in the Bank's ALLL for the three and nine months ended September 30, 2003 and September 30, 2002.

        The decrease in provisions made to the ALLL in 2003 is primarily due to the improvement in asset quality and reduction in total outstanding loans.

Activity in Allowance for Loan and Lease Losses
(Dollars in thousands)

	For the Three months ended September 30,		For the Nine months ended September 30,
	2003	2002	2003	2002
Beginning Balance	$5,963	$5,817	$6,532	$5,498
Charge-offs by Loan Category:
Commercial	—	—	—	—
Agricultural	9	—	9	—
Real Estate	—	—	581	20
Leases	22	168	127	338
Consumer	5	5	11	11

Total	36	173	728	369

Recoveries by Loan Category:
Commercial	—	2	20	12
Agricultural	—	92	1	246
Real Estate	—	—	—	—
Leases	48	23	139	73
Consumer	—	2	1	3

Total	48	119	161	334

Net (Recoveries) Charge-offs	(12)	54	567	35
Provision Charged to Expense	—	150	10	450

Balance, September 30	$5,975	$5,913	$5,975	$5,913

  Investments

        The Company's investment portfolio was $119,320,000 at September 30, 2003, compared to $100,239,000 at December 31, 2002, and $91,032,000 at September 30, 2002. The increase of $28,288,000, or 31.1%, from September 30, 2002 to September 30, 2003, is primarily due to the Company investing its excess funds in qualified Available-for-Sale Securities.

        As of September 30, 2003, the Company's "available-for-sale" category adjustment reflected a net unrealized loss of $100,000, net of taxes. The approximate market value of the Company's investment portfolio at September 30, 2003 was $119,138,000. As of September 30, 2002, the Company's "available-for-sale" category adjustment reflected a net unrealized gain of $1,087,000, net of taxes, and the approximate market value of the Company's investment portfolio was $93,008,000. The $1,187,000 change in the unrealized gain/loss, net of taxes, between the two periods is primarily the result of the interest rate environment and changes in the portfolio's composition.

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2003
Compared with
Three and Nine Months Ended September 30, 2002

        The Company recognized net income of $2,694,000 for the nine-month period ended September 30, 2003, resulting in diluted earnings per share of $1.23. Net income for the three months ended September 30, 2003 was $770,000, resulting in diluted earnings per share of $0.35. Net Income and diluted earnings per share for the nine-month period ended September 30, 2003 were higher than the same period in 2002, while net income and diluted earnings per share for the three-month period ended September 30, 2003 were lower that the comparable period in 2002 due to merger and acquisition related expenses. Net income for the three and nine-month periods ended September 30, 2002 were $981,000 and $2,539,000, respectively. The diluted earnings per share for the same three and nine-month periods were $0.44 and $1.14, respectively. The return on average equity and the return on average assets for the three-month period ended September 30, 2003 were 11.17% and 0.82%, respectively, as compared to 13.39% and 1.18%, respectively, for the same period in 2002. The return on average equity and the return on average assets for the nine-month period ended September 30, 2003 were 12.58% and 0.98%, respectively, as compared to 11.92% and 1.05%, respectively, for the same period in 2002.

        Net interest income for the three and nine months ended September 30, 2003 were $3,567,000 and $11,154,000, respectively, compared to $3,911,000 and $11,521,000, respectively, for the same three and nine-month periods in 2002. The change in net interest income for three and nine months ended September 30, 2003 reflects the combined effect of a variety of factors, including the average loan balance and interest rates, affecting interest income and interest expense as shown and described below.

Average Daily Balance Sheets
(Dollars in thousands, except percentages)

	Three Months Ended,
	September 30, 2003			September 30, 2002
	Average Balance	Yield/ Rate	Interest Amount	Average Balance	Yield/ Rate	Interest Amount
Assets
Earning—Assets:
Short-Term Investments:
Federal Funds Sold	$3,240	0.98%	$8	$2,619	1.51%	$10

Investment Securities:
Taxable	128,113	3.55%	1,146	94,444	5.40%	1,286
Non-Taxable	2,440	4.39%	27	1,474	4.31%	16

Total	130,553	3.56%	1,173	95,918	5.39%	1,302
Loans and Leases	207,252	7.07%	3,695	210,268	7.53%	3,989

Total Earning Assets	341,045	5.67%	4,876	308,804	6.81%	5,301
Allowance for Loan and Lease Losses	(5,964)			(5,832)
Non Earning Assets:
Cash and Due From Banks	14,813			13,851
Premises and Equipment	6,483			6,834
Other	17,541			10,261

Total Non-Earning Assets	38,836			30,946

Total Assets	$373,918			$333,918

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Demand, Savings and Money Market	$128,402	0.55%	$177	$114,900	0.93%	$269
Time Certificates	111,393	2.97%	835	108,646	3.44%	943
Other Interest-Bearing Liabilities	29,685	3.97%	297	17,962	3.93%	178

Total Interest-Bearing Liabilities	269,480	1.93%	1,309	241,508	2.28%	1,390

Noninterest-Bearing Liabilities:
Demand	71,688			59,136
Other Liabilities	5,184			3,976

Total Noninterest-Bearing Liabilities	76,872			63,112

Shareholders' Equity	27,566			29,297

Total Liabilities and Shareholders' Equity	373,918			333,918

Net Interest Income			$3,567			$3,911

Net Interest Margin		4.18%			5.07%

Average Daily Balance Sheets
(Dollars in thousands, except percentages)

	Nine Months Ended,
	September 30, 2003			September 30, 2002
	Average Balance	Yield/ Rate	Interest Amount	Average Balance	Yield/ Rate	Interest Amount
Assets
Earning—Assets:
Short-Term Investments:
Federal Funds Sold	$12,350	1.17%	$108	$4,358	1.60%	$52

Investment Securities:
Taxable	116,506	4.04%	3,511	91,813	5.57%	3,809
Non-Taxable	2,147	4.44%	71	1,645	4.24%	52

Total	118,653	4.05%	3,582	93,458	5.54%	3,861
Loans and Leases	206,567	7.49%	11,536	197,668	7.70%	11,336

Total Earning Assets	337,570	6.05%	15,226	295,484	6.93%	15,249
Allowance for Loan and Lease Losses	(6,156)			(5,732)
Non Earning Assets:
Cash and Due From Banks	14,760			13,856
Premises and Equipment	6,614			6,832
Other	14,380			10,743

Total Non-Earning Assets	35,754			31,431

Total Assets	$367,168			$321,183

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Demand, Savings and Money Market	$126,798	0.67%	$633	$118,584	1.01%	$890
Time Certificates	110,198	3.13%	2,567	96,377	3.34%	2,400
Other Interest-Bearing Liabilities	27,495	4.26%	872	15,269	3.85%	438

Total Interest-Bearing Liabilities	264,491	2.07%	4,072	230,230	2.17%	3,728

Noninterest-Bearing Liabilities:
Demand	69,077			58,731
Other Liabilities	5,056			3,810

Total Noninterest-Bearing Liabilities	74,133			62,541

Shareholders' Equity	28,544			28,412

Total Liabilities and Shareholders' Equity	367,168			321,183

Net Interest Income			$11,154			$11,521

Net Interest Margin		4.41%			5.20%

        The Company's net interest margin was 4.18% for the three months ended September 30, 2003, a decrease from 5.07% at September 30, 2002. For the nine months ended September 30, 2003, the net interest margin was 4.41% compared to 5.20% for the comparable period in 2002. The Company has been impacted by the repricing characteristics of certain assets in the current low interest rate environment. Additionally, the Company was impacted due to the composition of its earning assets. Securities increased by a larger percentage than loans year-over-year, but were more heavily impacted by the low rate environment, with the yield on securities decreasing from 5.54% to 4.05%.

        The Company's primary source of income is interest and fees on loans and leases. The three-month average outstanding loans and leases at September 30, 2003 were down $3,016,000, or 1.4%, while nine-month average outstanding loans and leases at September 30, 2003 were up $8,899,000, or 4.5%, over the comparable three and nine-month periods in 2002. The Bank experienced a decrease in yield, which was primarily the result of the low interest rate environment and the increase in competitive pressure to acquire and retain quality customers.

        The three and nine-month average interest-bearing deposits at September 30, 2003 were $239,795,000 and $236,996,000, respectively, compared to $223,546,000 and $214,961,000, respectively, for the same periods in 2002. Considering the increase in average interest-bearing deposits, the increase in interest expense on deposits was lessened by the decrease in rates paid, resulting from the low interest rate environment. The average rate paid on interest-bearing deposits fell from 2.17% for the three months ended September 30, 2002 to 1.69% for the three months ended September 30, 2003. For the nine months ended September 30, 2003, the average rate paid on interest-bearing deposits was 1.80%, compared to 2.04% for the same period in 2002.

        The Company experienced a decrease in total interest expense of 5.8%, or $81,000, for the three-month period ended September 30, 2003, in comparison to the same three-month period for 2002. For the nine-month period ended September 30, 2003, the Company experienced an increase in total interest expense of $344,000, or 9.2%, compared to the same period in 2002. The primary component of the increase in total interest expense for the nine-month period ended September 30, 2003 was the result of the issuance of trust preferred securities during the fourth quarter of 2002. The Bank continues to monitor its cost of funds.

  Noninterest Income

        The Company experienced an increase in total noninterest income of $372,000, or 19.0%, for the nine-month period ended September 30, 2003 versus the same period in 2002. For the three-month period ended September 30, 2003, the Company experienced an increase in noninterest income of $175,000, or 23.5%, compared to the same period in 2002. The three and nine-month periods increase over the same periods in the prior year are primarily due to gains on the sale of Other Real Estate. Total noninterest income consists principally of service charges on deposit accounts, loan servicing fees, brokered loan fees, and other noninterest income.

        Service charge income on deposit accounts showed a decrease of $32,000, or 7.9%, for the three-month period ended September 30, 2003 and a decrease of $26,000, or 2.4%, for the nine-month period ended September 30, 2003, compared to the same periods in 2002. Income derived from service charges on deposit accounts was $374,000 and $1,078,000, respectively, for the three and nine-month periods ended September 30, 2003, compared to $406,000 and $1,104,000, respectively, for the comparable periods in 2002.

        Loan service fee income for the three-month period ended September 30, 2003 decreased $14,000, or 12.2%, and decreased $39,000, or 14.3%, for the nine-month period ended September 30, 2003 in comparison to the same periods in 2002. The decrease is attributable to normal principal amortization on serviced loans, loan payoffs, and fewer originations of "servicing retained" brokered and sold loans.

        Income from brokered loan fees for the three months ended September 30, 2003 increased $42,000, or 107.7%, and increased $109,000, or 109.0%, for the nine months ended September 30, 2003 in comparison to the same periods in 2002. The increases are predominantly due to the steady demand in the refinance market.

        Gain on sale of other real estate was $243,000 and $351,000, respectively, for the three and nine-month periods ended September 30, 2003. For both the three and nine-month periods ended September 30, 2002, gain on sale of other real estate was $32,000.

  Noninterest Expense

        During the three and nine-month periods ended September 30, 2003, the Company experienced increases of $400,000, or 13.6%, and $340,000, or 3.8%, in total noninterest expense from the three and nine-month periods ended September 30, 2002. Total noninterest expense stood at $3,331,000 and $9,343,000, respectively, for the three and nine-month periods ended September 30, 2003 compared to $2,931,000 and $9,003,000, respectively, for the same periods ended September 30, 2002. Noninterest expenses consist of salaries and employee benefits, occupancy, furniture and equipment expense, merger and acquisition related expenses, legal and professional fees, telephone expense, and other general and administrative operating expenses. The overall increase in total noninterest expense is primarily due to merger and acquisition related expenses.

        Salaries and employee benefits increased $33,000, or 2.0%, but decreased $26,000, or 0.5%, respectively, for the three and nine-month periods ended September 30, 2003, over the same periods in 2002. Salaries and employee benefits for the three and nine-month periods ended September 30, 2003 were $1,672,000 and $5,065,000, respectively, compared to $1,639,000 and $5,091,000, respectively, for the same periods in 2002.

        Collectively, occupancy and furniture and equipment expenses increased $23,000, or 4.2%, and $40,000, or 2.5%, respectively, for the three and nine-month periods ended September 30, 2003, over the same periods in 2002. These two categories stood jointly at $566,000 and $1,627,000, respectively, for the three and nine-month periods ended September 30, 2003, compared to $543,000 and $1,587,000, respectively, for the same periods ended September 30, 2002.

        Merger and acquisition related expenses for both three and nine-month periods ended September 30, 2003 were $378,000. There were no such expenses for the same periods ended September 30, 2002.

        Other noninterest expense decreased from $749,000 and $2,325,000, respectively, for the three and nine months ended September 30, 2002 to $715,000 and $2,273,000, respectively, for the three and nine months ended September 30, 2003. The components of other noninterest expense are illustrated in the table below.

Other Operating and Administrative Expenses
(Dollars in thousands)

	Three-months ended September 30, 2003	Three-months ended September 30, 2002	Nine-months ended September 30, 2003	Nine-months ended September 30, 2002
Legal & Professional Fees	$110	$96	$362	$390
Telephone Expense	58	67	180	200
Stationery & Supplies	57	53	180	155
Courier Expense	43	57	144	141
Director Fees	69	56	181	182
Stockholders Expense	23	50	123	114
Postage Expense	39	51	121	113
Insurance	61	48	167	182
Other	255	271	815	848

Total	$715	$749	$2,273	$2,325

        Legal and professional fees consisted primarily of outside legal counsel, independent accountants, and consultants.

  Provision for Income Taxes

        Applicable income taxes for the three and nine-months ended September 30, 2003, were $385,000 and $1,442,000, respectively. This compares to $593,000 and $1,492,000 for the three and nine-month periods ended September 30, 2002, respectively. The Company's effective tax rate was 33.3% and 34.9% for the three and nine-month periods ended September 30, 2003, respectively, compared to 37.7% and 37.0%, for the three and nine months ended September 30, 2002, respectively.

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

        In order to fund its liquidity needs, the Bank maintains formal and informal borrowing arrangements with the Federal Reserve Bank to meet unforeseen deposit outflows or seasonal loan funding demands. The Bank has also entered an agreement to borrow funds from the FHLB secured by U.S. Government and Agency obligations in the Bank's investment portfolio. As of September 30,

2003, the Bank had $15,000,000 outstanding on these lines. There were FHLB borrowings outstanding of $15,000,000 at December 31, 2002, as well as September 30, 2002. Also, during the fourth quarter of 2002, CIB Capital Trust issued 10,000 of its Floating Rate Trust Preferred Securities with a liquidation amount of $1,000 per security for gross proceeds of $10,000,000.

        The Bank monitors its credit facility availability and unencumbered qualifying collateral in conjunction with its asset and liability management process. Policy limits are established and monitored for maximum borrowings and minimum contingency liquidity levels.

        Management believes the Company maintains adequate amounts of liquidity to meet its needs.

CAPITAL RESOURCES

        CIB and the Bank are subject to respective Federal Reserve Board ("FRB") and Federal Deposit Insurance Corporation ("FDIC") regulations governing capital adequacy. These regulations are intended to reflect the degree of risk associated with both on and off balance sheet items. Financial institutions are expected to comply with a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%. At least half of the qualifying total capital must be in Tier 1 Capital, as defined by the regulations. Federal regulatory agencies have also adopted a minimum leverage ratio of 4.0%, which is intended to supplement the risk-based capital requirements and to ensure that all financial institutions continue to maintain a minimum level of core capital. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier I capital is limited to twenty-five percent of the Company's Tier I capital on a pro forma basis. At September 30, 2003, $9,185,000 of the Trust Preferred Securities qualified as Tier I capital, and the remaining $815,000 as Tier II capital.

        Total shareholders' equity on September 30, 2003 decreased by $1,399,000, or 4.8%, to $27,657,000 from December 31, 2002 total shareholders' equity of $29,056,000. The decrease is attributed to a decrease in other comprehensive income, net of tax, of $1,047,000 associated with the market value adjustment on the Company's Available-for-Sale securities, cash dividends paid in the amount of $794,000 and the repurchase of common stock of $2,361,000. These decreases to shareholders' equity were offset by net income of $2,694,000 during the first nine months of 2003 and exercised options of $104,000 with a $5,000 tax benefit. As can be seen by the following table, the Company and Bank exceeded all minimum regulatory capital ratio guidelines at September 30, 2003.

Capital Ratios
(Dollars in thousands)

	Sept 30, 2003
	Amount	Ratio
Tier 1 Leverage Ratio:
California Independent Bancorp and Subsidiaries	$36,742	9.82%
Minimum regulatory requirement	$14,969	4.0%
Feather River State Bank	$32,002	8.57%
Minimum requirement for "Well Capitalized" institution	$18,680	5.0%
Minimum regulatory requirement	$14,944	4.0%
Tier 1 Risked Based Capital:
California Independent Bancorp and Subsidiaries	$36,742	13.23%
Minimum regulatory requirement	$11,111	4.0%
Feather River State Bank	$32,002	11.53%
Minimum requirement for "Well Capitalized" institution	$16,649	6.0%
Minimum regulatory requirement	$11,099	4.0%
Total Risk-Based Capital:
California Independent Bancorp and Subsidiaries	$41,059	14.78%
Minimum regulatory requirement	$22,222	8.0%
Feather River State Bank	$35,501	12.79%
Minimum requirement for "Well Capitalized" institution	$27,749	10.0%
Minimum regulatory requirement	$22,199	8.0%

        On November 13, 2001, CIB's Board of Directors approved a plan to repurchase, as conditions warrant, up to 5% of CIB's common stock on the open market. The duration of the plan is open-ended and the timing of the purchases is dependent on market conditions. In addition, CIB has purchased shares in privately negotiated transactions. During the first nine months of 2003, CIB repurchased in open market and private transactions 83,384 of its own common stock at a weighted average purchase price of $28.31 per share.

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

ITEM 4.    CONTROLS AND PROCEDURES

        The Company carried out an evaluation, under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the company's disclosure controls and procedures as of the end of the period covered by this Form 10-Q are effective in timely alerting them to material information relating to the Company required to be included in this Form 10-Q.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        During the normal course of business, CIB and the Bank are involved in certain litigation arising in the ordinary course of business. Based on current information, CIB does not believe that the current litigation involving the Bank or CIB will have a material adverse effect on either CIB or the Bank.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

        No changes.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None reported.

ITEM 5.    OTHER INFORMATION.

        None reported.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits.

Exhibit No.
31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification by the Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
  (b)
  Reports on Form 8-K.

    On July 17, 2003, the Company filed a Current Report on Form 8-K, regarding second quarter results for 2003.

    On August 13, 2003, the Company filed a Current Report on Form 8-K, regarding a definitive agreement with Humboldt Bancorp pursuant to which the Company will merge into Humboldt Bancorp.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA INDEPENDENT BANCORP
Date: November 12, 2003	/s/ JOHN I. JELAVICH John I. Jelavich President and Chief Executive Officer (Principal Executive Officer)
Date: November 12, 2003	/s/ KEVIN R. WATSON Kevin R. Watson Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION
PART I—Financial Information
  ITEM 1. FINANCIAL STATEMENTS
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of September 30, 2003, December 31, 2002, and September 30, 2002 (Dollars in thousands except share data) (UNAUDITED)
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands except share data) (UNAUDITED)
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands except share data) (UNAUDITED)
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine-month Periods Ended September 30, 2003 and September 30, 2002 (Dollars in thousands) (UNAUDITED)
CALIFORNIA INDEPENDENT BANCORP AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS
  Nonperforming Assets (Dollars in thousands)
  Activity in Allowance for Loan and Lease Losses (Dollars in thousands)
RESULTS OF OPERATIONS Three and Nine Months Ended September 30, 2003 Compared with Three and Nine Months Ended September 30, 2002
LIQUIDITY
CAPITAL RESOURCES
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE SENSITIVITY
MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES